Form 10-Q
period 2014-03-31
Sunshine Bancorp, Inc.
filed 2014-06-27
CIK 1599891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number: 333-194501

SUNSHINE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	30-0831760
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

102 West Baker Street, Plant City, Florida 33563

(Address of principal executive offices; Zip Code)

(813) 752-6193

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:

At June 27, 2014, there were no issued and outstanding shares of the issuer’s common stock.

SUNSHINE BANCORP, INC.

March 31, 2014 Form 10-Q

SUNSHINE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets

(In thousands)

	At March 31, 2014	At December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$5,527	2,391
Interest-bearing deposits with banks	7,322	7,545
Federal funds sold	1,502	1,118

Cash and cash equivalents	14,351	11,054

Time deposits with banks	9,528	9,528
Securities held to maturity (fair value of $52,937 and $48,187)	53,206	48,436
Loans, net of allowance for loan losses of $1,721 and $1,718	109,937	111,263
Premises and equipment, net	6,050	6,128
Federal Home Loan Bank stock, at cost	180	237
Cash surrender value of bank-owned life insurance	4,119	4,089
Deferred income taxes	1,290	1,290
Accrued interest receivable	577	581
Other real estate owned	1,350	1,422
Other assets	823	411

Total assets	$201,411	194,439

Liabilities and Retained Income
Liabilities:
Noninterest-bearing accounts	30,435	29,123
NOW accounts	31,876	30,129
Money-market deposit accounts	40,524	35,713
Savings accounts	25,892	25,724
Time deposits	43,129	44,230

Total deposits	171,856	164,919

Official checks	372	392
Advances by borrowers for taxes and insurance	196	141
Other liabilities	2,391	2,435

Total liabilities	174,815	167,887

Retained income	26,596	26,552

Total liabilities and retained income	$201,411	194,439

See accompanying Notes to Condensed Financial Statements.

SUNSHINE BANCORP, INC.

Condensed Statements of Operations (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Interest income:
Loans	$1,355	1,373
Securities	120	113
Other	6	9

Total interest income	1,481	1,495
Interest expense-deposit accounts	81	100

Net interest income	1,400	1,395

Provision for loan losses	—	—

Net interest income after provision for loan losses	1,400	1,395

Noninterest income:
Fees and service charges on deposit accounts	165	157
Fees and charges on loans	19	21
Gain on sale of other real estate owned	4	3
Income from bank-owned life insurance	30	30
Other	23	3

Total noninterest income	241	214

Noninterest expenses:
Salaries and employee benefits	846	860
Occupancy and equipment	246	245
Data and item processing services	116	123
Professional fees	51	48
Other real estate owned	13	28
Advertising and promotion	21	30
Stationery and supplies	25	24
Deposit insurance and general insurance	62	62
Other	215	202

Total noninterest expenses	1,595	1,622

Income (loss) before income taxes (benefit)	46	(13)

Income taxes (benefit)	2	(2)

Net income (loss)	$44	(11)

See accompanying Notes to Condensed Financial Statements.

SUNSHINE BANCORP, INC.

Condensed Statements of Retained Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Retained income at beginning of period	$26,552	26,448
Net income (loss) (unaudited)	44	(11)

Retained income at end of period (unaudited)	$26,596	26,437

See accompanying Notes to Condensed Financial Statements.

SUNSHINE BANCORP, INC.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$44	(11)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	93	98
Amortization of premiums and discounts on securities, net	60	74
Amortization of deferred loan fees and costs, net	(3)	(9)
Income from bank-owned life insurance, net	(30)	(30)
Gain on sale of other real estate owned	(4)	(3)
Write-down of other real estate owned	—	14
Decrease in accrued interest receivable	4	69
(Increase) decrease in other assets	(412)	137
Decrease in official checks	(20)	(567)
(Decrease) increase in other liabilities	(44)	21

Net cash used in operating activities	(312)	(207)

Cash flows from investing activities:
Purchase of time deposits with banks	—	(735)
Purchases of securities held to maturity	(4,830)	(6,109)
Maturities of securities held to maturity	—	4,000
Net decrease in loans	1,329	4,177
Proceeds from sale of other real estate owned	76	23
Purchases of premises and equipment, net	(15)	(14)
Redemption of Federal Home Loan Bank stock	57	65

Net cash (used in) provided by investing activities	(3,383)	1,407

Cash flows from financing activities:
Net increase in deposits	6,937	10,832
Net increase in advances by borrowers for taxes and insurance	55	42

Net cash provided by financing activities	6,992	10,874

Increase in cash and cash equivalents	3,297	12,074
Cash and cash equivalents at beginning of period	11,054	12,301

Cash and cash equivalents at end of period	$14,351	24,375

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	—

Interest	$81	100

Noncash transaction-Transfer from other real estate owned to loans	$—	168

See accompanying Notes to Condensed Financial Statements.

SUNSHINE BANCORP, INC.

Notes to Condensed Financial Statements (Unaudited)

(1) Organization and Significant Accounting Policies

Organization. Sunshine Bancorp, Inc., a Maryland corporation (the “Company”), was formed on March 7, 2014 to serve as the savings and loan holding company for Sunshine State Federal Savings and Loan Association (the “Association”). The Company was formed as part of the Association’s mutual-to-stock conversion. As of March 31, 2014, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Therefore, financial and other information of the Association is included in this Quarterly Report. The Association through its five banking offices provides a variety of retail community banking services to individuals and businesses primarily in Hillsborough and Pasco Counties, Florida. The Association’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation.

The financial statements of the Association have been prepared to conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry.

In the opinion of management, the accompanying condensed financial statements of the Association contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2014, and the results of operations for the three-month periods ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income (Loss). During the three months ended March 31, 2014 and 2013, the Association had no components of other comprehensive income (loss).

(continued)

SUNSHINE BANCORP, INC.

Notes to Condensed Financial Statements (Unaudited), Continued

(1) Organization and Significant Accounting Policies, Continued

Recent Accounting Standards Update. In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective beginning January 1, 2015. Upon adoption, this guidance is not expected to impact the Association’s financial statements.

Recent Regulatory Developments

Basel III Rules. On July 2, 2013, the Federal Reserve Board (“FRB”) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Association. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. In July 2013, the Office of the Comptroller of the Currency (“OCC”), our primary bank regulator, also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The OCC’s rule is identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules will begin for the Association on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. The Association is currently evaluating the provisions of the final rules and their expected impact on the Association.

(continued)

SUNSHINE BANCORP, INC.

Notes to Condensed Financial Statements (Unaudited), Continued

(2) Securities Held to Maturity

Securities have been classified as held to maturity according to management intent. The carrying amount of securities and their fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31 2014:
U.S. Treasury securities	$7,098	12	—	7,110
Federal Home Loan Bank obligations	18,283	22	(102)	18,203
U.S. Government enterprise and agency obligations	27,825	19	(220)	27,624

Total	$53,206	53	(322)	52,937

December 31, 2013:
U.S. Treasury securities	7,125	13	—	7,138
Federal Home Loan Bank obligations	18,313	15	(111)	18,217
U.S. Government enterprise andagency obligations	22,998	13	(179)	22,832

Total	$48,436	41	(290)	48,187

The scheduled maturities of securities at March 31, 2014 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$6,047	6,064
Due from one year to five years	42,329	42,092
Due in more than five years	4,830	4,781

	$53,206	52,937

(continued)

SUNSHINE BANCORP, INC.

Notes to Condensed Financial Statements (Unaudited), Continued

(2) Securities Held to Maturity, Continued

Securities with unrealized losses at March 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less Than Twelve Months		More than Twelve Months
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Federal Home Loan Bank obligations	$(101)	6,937	(1)	1,998
U.S. Government enterprise andagency obligations	(172)	17,690	(48)	6,031

Totals	$(273)	24,627	(49)	8,029

The unrealized losses on eighteen investment securities held-to-maturity at March 31, 2014 were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Association has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Securities with a carrying amount of approximately $2 million at March 31, 2014 and December 31, 2013 were pledged to the Housing Authority of the City of Plant City, Florida for deposit accounts held at the Association.

(continued)

SUNSHINE BANCORP, INC.

Notes to Condensed Financial Statements (Unaudited), Continued

(3) Loans

The loan portfolio segments and classes are as follows (in thousands):

	March 31, 2014	December 31, 2013
Real estate mortgage loans:
One-to four-family residential	$59,272	59,976
Commercial	23,366	23,900
Multi-family	3,314	3,363
Land and construction	7,609	6,514

Total real estate mortgage loans	93,561	93,753

Commercial loans	16,993	17,358
Consumer loans	1,424	2,277

Total loans	111,978	113,388

Deduct:
Deferred loan fees, net	(135)	(147)
Allowance for loan losses	(1,721)	(1,718)
Undisbursed loan proceeds	(185)	(260)

Loans, net	$109,937	111,263

The Association has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk. All loans are underwritten in accordance with policies set forth and approved by the Association’s board of directors. The portfolio segments identified by the Association are as follows:

Real Estate Mortgage Loans. Real estate mortgage loans are typically segmented into four classes: one-to four-family residential real estate, commercial real estate, multi-family real estate and land and construction.

One-to four-family residential real estate loans are underwritten based on repayment capacity and source, value of the underlying property, credit history and stability.

Commercial real estate loans are secured by the subject property. Underwriting standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors.

(continued)

SUNSHINE BANCORP, INC.

Notes to Condensed Financial Statements (Unaudited), Continued

(3) Loans, Continued

Multi-family real estate loans follow the same underwriting criteria as commercial real estate loans. These loans are generally considered to have more credit risk than traditional one-to four-family residential loans because these loans tend to involve larger loan balances and their repayment is typically dependent upon the successful operation and management of the underlying real estate.

Land and construction loans are to finance the construction of owner-occupied and lease properties. These loans are categorized as construction loans during the construction period, later converting to commercial or one-to four-family residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Association carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Association considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sale information. The Association also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or residential use by the borrower. The Association carefully analyzes the intended use of the property and the viability thereof.

Commercial Loans. Commercial loans are primarily underwritten on the basis of the borrowers’ ability to service such debt from income. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. As a general practice, the Association takes as collateral a security interest in any available real estate, equipment, or other chattel, although loans may also be made on an unsecured basis. Collateralized working capital loans typically are secured by short-term assets whereas long-term loans are primarily secured by long-term assets.

Consumer Loans. Consumer loans are extended for various purposes, including purchases of automobiles, recreational vehicles, and boats. The Association also offers lines of credit, personal loans, and deposit account collateralized loans. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed interest rates and may be made on terms of up to five years. Risk is mitigated by the fact that the loans are of smaller individual amounts.

(continued)

SUNSHINE BANCORP, INC.

Notes to Condensed Financial Statements (Unaudited), Continued

(3) Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Mortgage Loans	Commercial	Consumer	Unallocated	Total
Three Months Ended March 31, 2014:
Beginning balance	$1,417	208	10	83	1,718
Provision (credit) for loan losses	27	(10)	2	(19)	—
Charge-offs	(6)	—	(4)	—	(10)
Recoveries	3	9	1	—	13

Ending balance	$1,441	207	9	64	1,721

Three Months Ended March 31, 2013:
Beginning balance	1,520	189	13	554	2,276
Provision (credit) for loan losses	421	(23)	(1)	(397)	—
Charge-offs	(450)	—	(2)	—	(452)
Recoveries	33	8	1	—	42

Ending balance	$1,524	174	11	157	1,866

At March 31, 2014:
Individually evaluated for impairment:
Recorded investment	$6,777	703	—	—	7,480

Balance in allowance for loan losses	$354	—	—	—	354

Collectively evaluated for impairment:
Recorded investment	$86,784	16,290	1,424	—	104,498

Balance in allowance for loan losses	$1,087	207	9	64	1,367

At December 31, 2013:
Individually evaluated for impairment:
Recorded investment	$7,035	703	—	—	7,738

Balance in allowance for loan losses	$354	—	—	—	354

Collectively evaluated for impairment:
Recorded investment	$86,718	16,655	2,277	—	105,650

Balance in allowance for loan losses	$1,063	208	10	83	1,364

(continued)

SUNSHINE BANCORP, INC.

Notes to Condensed Financial Statements (Unaudited), Continued

(3) Loans, Continued

The following summarizes the loan credit quality (in thousands):

	Real Estate Mortgage Loans
	One-to Four-Family Residential	Commercial	Multi- Family	Land and Construction	Commercial	Consumer	Total
Credit Risk Profile by Internally Assigned Grade:
At March 31, 2014:
Grade:
Pass	$56,453	20,030	3,156	7,183	15,530	1,424	103,776
Special mention	336	426	—	218	635	—	1,615
Substandard	2,483	2,910	158	208	828	—	6,587

Total	$59,272	23,366	3,314	7,609	16,993	1,424	111,978

At December 31, 2013:
Grade:
Pass	56,691	20,512	3,193	6,080	15,881	2,277	104,634
Special mention	43	429	—	—	514	—	986
Substandard	3,242	2,959	170	434	963	—	7,768

Total	$59,976	23,900	3,363	6,514	17,358	2,277	113,388

The Association categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

The Association analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Association for further deterioration or improvement to determine if they are appropriately classified and whether there is any impairment. All loans are graded upon initial issuance. Further, commercial, multi-family and commercial real estate loans over $25,000 are typically reviewed at least annually to determine the appropriate loan grading. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Association will determine the appropriate loan grade.

Loans excluded from the review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of a deterioration in the credit worthiness of the borrower; or (c) the borrower contacts the Association for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or even charged-off. The Association uses the following definitions for risk ratings:

Pass – A Pass loan’s primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary.

(continued)

SUNSHINE BANCORP, INC.

Notes to Condensed Financial Statements (Unaudited), Continued

(3) Loans, Continued

Special Mention – A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Association’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard – A Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Association will sustain some loss if the deficiencies are not corrected.

Doubtful – A loan classified Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss – A loan classified Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans					Nonaccrual Loans	Total Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current
At March 31, 2014:
Real estate mortgage loans:
One-to four-family	$27	30	—	57	57,290	1,925	59,272
Commercial	231	—	—	231	22,706	429	23,366
Multi-family	—	—	—	—	3,156	158	3,314
Land and construction	218	—	—	218	7,199	192	7,609
Commercial	93	507	—	600	15,562	831	16,993
Consumer	8	28	—	36	1,388	—	1,424

Total	$577	565	—	1,142	107,301	3,535	111,978

At December 31, 2013:
Real estate mortgage loans:
One-to four-family	333	15	—	348	57,342	2,286	59,976
Commercial	233	—	—	233	23,220	447	23,900
Multi-family	—	—	—	—	3,193	170	3,363
Land and construction	221	—	—	221	6,079	214	6,514
Commercial	181	272	—	453	16,202	703	17,358
Consumer	51	2	—	53	2,222	2	2,277

Total	$1,019	289	—	1,308	108,258	3,822	113,388

(continued)

SUNSHINE BANCORP, INC.

Notes to Condensed Financial Statements (Unaudited), Continued

(3) Loans, Continued

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2014:
Real estate mortgage loans:
One-to four-family residential	$1,370	1,628	313	325	19	1,683	1,953	19
Commercial	429	978	4,395	4,395	335	4,824	5,373	335
Multi-family	158	286	—	—	—	158	286	—
Land and construction	112	178	—	—	—	112	178	—
Commercial	703	781	—	—	—	703	781	—

	$2,772	3,851	4,708	4,720	354	7,480	8,571	354

December 31, 2013:
Real estate mortgage loans:
One-to four-family residential	1,506	1,712	317	327	19	1,823	2,039	19
Commercial	446	983	4,418	4,418	335	4,864	5,401	335
Multi-family	170	294	—	—	—	170	294	—
Land and construction	178	288	—	—	—	178	288	—
Commercial	703	781	—	—	—	703	781	—

	$3,003	4,058	4,735	4,745	354	7,738	8,803	354

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Three Months Ended March 31, 2014:
Real estate mortgage loans:
One-to four-family residential	$1,847	5	10
Commercial	4,836	91	80
Multi-family	161	—	5
Land and construction	113	—	1
Commercial	703	—	—

	$7,660	96	96

(continued)

SUNSHINE BANCORP, INC.

Notes to Condensed Financial Statements (Unaudited), Continued

(3) Loans, Continued

	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Three Months Ended March 31, 2013:
Real estate mortgage loans:
One-to four-family residential	$2,075	4	9
Commercial	4,959	93	85
Multi-family	308	—	—
Land and construction	131	1	2
Commercial	763	—	7

	$8,236	98	103

Troubled debt restructurings (“TDRs”) at March 31, 2014 and December 31, 2013 were $5.5 million and $5.5 million, respectively. During the three months ended March 31, 2014 and 2013, the Association had no loans restructured as troubled debt restructurings.

There were no TDRs that subsequently defaulted which were restructured during the three months ended March 31, 2014 or 2013.

(4) Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At March 31, 2014			At December 31, 2013
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$14,351	14,351	1	11,504	11,504	1
Time deposits with banks	9,528	9,528	1	9,528	9,528	1
Securities held to maturity	53,206	52,937	2	48,436	48,187	2
Loans	109,937	114,256	3	111,263	115,864	3
Federal Home Loan Bank stock	180	180	3	237	237	3
Accrued interest receivable	577	577	3	581	581	3

Financial liabilities:
Deposits	171,856	162,221	3	164,919	155,724	3
Off-balance-sheet financial instruments	—	—		—	—

(continued)

SUNSHINE BANCORP, INC.

Notes to Condensed Financial Statements (Unaudited), Continued

(5) Fair Value Measurements

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At March 31, 2014:
Real estate mortgage loans:
One-to four-family residential	$652	—	—	652	204	6
Commercial	429	—	—	429	517	—
Multi-family	158	—	—	158	128	—
Land and construction	86	—	—	86	106	—
Commercial	102	—	—	102	72	—

Total	$1,427	—	—	1,427	1,027	6

At December 31, 2013:
Real estate mortgage loans:
One-to four-family residential	592	—	—	592	198	163
Commercial	446	—	—	446	517	—
Multi-family	170	—	—	170	128	128
Land and construction	151	—	—	151	106	76
Commercial	102	—	—	102	72	—

Total	$1,461	—	—	1,461	1,021	367

Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

	At Period End				Total	Losses Recorded During the
	Total	Level 1	Level 2	Level 3	Losses	Period
At March 31, 2014-
Foreclosed real estate	$1,350	—	—	1,350	428	—

At December 31, 2013-
Foreclosed real estate	$1,422	—	—	1,422	428	—

(continued)

SUNSHINE BANCORP, INC.

Notes to Condensed Financial Statements (Unaudited), Continued

(6) Regulatory Matters

The Association is required to maintain certain minimum regulatory capital requirements. The Association is considered to be well-capitalized. The following is a summary at March 31, 2014 of the regulatory capital requirements and the Association’s capital on a percentage basis:

	Capital Ratio	Requirement
Tier I capital to total assets	12.71%	5.00%
Tier I capital to risk-weighted assets	23.88%	6.00%
Total capital to risk-weighted assets	25.13%	10.00%

(7) Adoption of Plan of Reorganization and Subsequent Stock Issuance

On December 18, 2013, the Board of Directors of the Association adopted a plan of conversion (Plan). The Plan is subject to the approval of the Office of the Comptroller of the Currency and must be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Association at a special meeting. The Plan sets forth that the Association proposes to convert from a mutual form of organization to the fully stock form of organization with the establishment of a stock holding company (Sunshine Bancorp, Inc.), as parent of the Association. The Association will determine the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock is priced at $10.00 per share. In addition, the Association’s Board of Directors will adopt an employee stock ownership plan (ESOP) which will subscribe for up to 8% of the common stock sold in the offering. When the conversion and related stock offering are complete, the Association will change its name to Sunshine State Bank (Bank), all of the capital stock of the Bank will be owned by Sunshine Bancorp, Inc., and all of the common stock of Sunshine Bancorp, Inc. will be owned by stockholders.

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. The Association had incurred approximately $471,000 of deferred conversion costs as of March 31, 2014. At the completion of the conversion to stock form, the Association will establish a liquidation account in the amount of retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefits of eligible savings account holders who maintain deposit accounts in the Association after conversion.

The conversion will be accounted for as a change in corporate form with the historic basis of the Association’s assets, liabilities and equity unchanged as a result.

(continued)

SUNSHINE BANCORP, INC.

Notes to Condensed Financial Statements (Unaudited), Continued

(8) Subsequent Events

In December 2013, management of the Association identified a commercial business loan for $514,000 made to a restaurant operator on one restaurant in a small restaurant chain that warranted additional oversight due to weakness in the cash flows. The loan was classified as special mention at December 31, 2013 and at March 31, 2014. The loan was initially originated in June 2008 for $900,000 and was renewed in September 2011 for $692,000. The loan was secured by equipment and leasehold improvements, and the Association received a personal guarantee from the borrower and his related entities.

During the first quarter of 2014, as a result of the weakness in the cash flows of the one restaurant, discussions began with the borrower to design a workout plan whereby the restaurant location was to be closed and the cash flows from the other restaurants in the restaurant chain would support the principal and interest payments on the loan. In March 2014, management of the Association was provided updated financial statements and developed a plan for the borrower to restructure the loan. This restructuring plan was presented to the board of directors of the Association and the loan modification was approved on April 24, 2014.

On May 20, 2014, the Association was advised by the borrower that he was not going to pursue the loan modification and would be unable to pay the accrued interest due and proposed new principal and interest payments. As a result of this change in the borrower’s financial circumstances, the Association also believes that its other loans to this borrower and his related entities totaling $239,000 have a substantial risk of default. During the second quarter, the Association determined that $617,000 of the loans described above are impaired based on the May 20, 2014 events and will be charged-off during the three months ending June 30, 2014. The collateral securing these loans and the guarantee provides minimal recovery value. The loans will be charged against the Association’s allowance for loan losses and an additional provision is expected to be made in the quarter ending June 30, 2014. The remaining balance of $116,000 is considered classified and will be evaluated for impairment during the three months ending June 30, 2014. The Association anticipates the provision will range from $800,000 to $850,000, with an after-tax effect reduction in net income ranging from approximately $490,000 to $520,000. The Association expects to report a loss for the three and six months ending June 30, 2014. The Association also expects to report a loss for the year ending December 31, 2014.

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2013 in the Company’s Registration Statement on Form S-1 (Registration Statement 333-194501) as declared effective by the SEC on May 14, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company and the Association that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Certain factors that could cause actual results to differ materially from expected results include, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business of the Association, and changes in the securities markets. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

Subsequent Events

In December 2013, management of the Association identified a commercial business loan for $514,000 made to a restaurant operator on one restaurant in a small restaurant chain that warranted additional oversight due to weakness in the cash flows. The loan was classified as special mention at December 31, 2013 and at March 31, 2014. The loan was initially originated in June 2008 for $900,000 and was renewed in September 2011 for $692,000. The loan was secured by equipment and leasehold improvements, and the Association received a personal guarantee from the borrower and his related entities.

During the first quarter of 2014, as a result of the weakness in the cash flows of the one restaurant, discussions began with the borrower to design a workout plan whereby the restaurant location was to be closed and the cash flows from the other restaurants in the restaurant chain would support the principal and interest payments on the loan. In March 2014, management of the Association was provided updated financial statements and developed a plan for the borrower to restructure the loan. This restructuring plan was presented to the board of directors of the Association and the loan modification was approved on April 24, 2014.

On May 20, 2014, the Association was advised by the borrower that he was not going to pursue the loan modification and would be unable to pay the accrued interest due and proposed new principal and interest payments. As a result of this change in the borrower’s financial circumstances, the Association also believes that its other loans to this borrower and his related entities totaling $239,000 have a substantial risk of default. During the second quarter, the Association determined that $617,000 of the loans described above are impaired based on the May 20, 2014 events and will be charged-off during the three months ending June 30, 2014. The collateral securing these loans and the guarantee provides minimal recovery value. The loans will be charged against the Association’s allowance for loan losses and an additional provision is expected to be made in the quarter ending June 30, 2014. The remaining balance of $116,000 is considered classified and will be evaluated for impairment during the three months ending June 30, 2014. The Association anticipates the provision will range from $800,000 to $850,000, with an after-tax effect reduction in net income ranging from approximately $490,000 to $520,000. The Association expects to report a loss for the three and six months ending June 30, 2014. The Association also expects to report a loss for the year ending December 31, 2014.

Overview

The Company was formed on March 7, 2014 to serve as the savings and loan holding company for the Association as part of the Association’s mutual-to-stock conversion. As of March 31, 2014, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Association is included in this Quarterly Report. The Association through its five banking offices provides a variety of retail community banking services to individuals and businesses primarily in Hillsborough and Pasco Counties, Florida. The Association’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total Assets. Total assets increased $7.0 million, or 3.6%, to $201.4 million at March 31, 2014 from $194.4 million at December 31, 2013. The increase was primarily the result of increases of $4.8 million in securities held to maturity and $3.3 million in cash and cash equivalents, offset by a $1.4 million decrease in net loans.

Cash and Cash Equivalents. Total cash and cash equivalents increased by $3.3 million, or 29.7%, to $14.4 million at March 31, 2014 from $11.1 million at December 31, 2013. The increase in total cash and cash equivalents reflected the seasonality of customers’ deposit inflows, primarily from our agricultural-based customers.

Investment Securities. Investment securities classified as held to maturity increased $4.8 million, or 9.9%, to $53.2 million at March 31, 2014 from $48.4 million at December 31, 2013. U.S. government-sponsored enterprise and agency obligations and Federal Home Loan Bank obligations increased $4.8 million, or 11.6%, to $46.1 million at March 31, 2014. During the quarter ended March 31, 2014, we invested our excess liquidity in $4.8 million of securities to increase yield.

Net Loans. Net loans decreased $1.4 million, or 1.3%, to $109.9 million at March 31, 2014 from $111.3 million at December 31, 2013. One- to four-family residential real estate loans decreased $704,000, or 1.2%, to $59.3 million at March 31, 2014 from $60.0 million at December 31, 2013 as a result of management’s strategic decision to cease holding in portfolio new one- to four-family residential real estate loans. Commercial real estate loans decreased $534,000, or 2.1%, to $23.4 million at March 31, 2014 from $23.9 million at December 31, 2013, due to normal amortization from loan repayments. Commercial business loans also decreased $365,000, or 2.3%, to $17.0 million at March 31, 2014 from $17.4 million at December 31, 2013 due to normal amortization from loan repayments.

Deposits. Deposits increased $7.0 million, or 4.2%, to $171.9 million at March 31, 2014 from $164.9 million at December 31, 2013. Our core deposits (consisting of non-interest-bearing, NOW, money market and savings accounts) increased $8.0 million, or 6.6%, to $128.7 million at March 31, 2014 from $120.7 million at December 31, 2013 as a result of the seasonality of deposit inflows, primarily from our agricultural-based customers, and improving economic conditions for businesses in our market area. Time deposit decreased $1.1 million, or 2.6%, to $43.1 million at March 31, 2014 from $44.2 million at December 31, 2013 primarily from management’s decision to not match competitors’ higher rates in order to reduce interest expense.

Retained Income. Retained income increased $44,000, or 0.2%, to $26.6 million at March 31, 2014 as a result of net income of $44,000 for the quarter ended March 31, 2014.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2014 and 2013. No tax-equivalent yield adjustments have been made, as we had no tax-free interest-earning assets during the periods. All average balances are monthly average balances based upon amortized costs. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended March 31,
	2014(1)			2013(1)
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(In thousands)
Interest-earning assets:
Loans	$111,691	$1,355	4.85%	$112,602	$1,373	4.88%
Interest-earning deposits and federal funds	8,189	5	.24	15,233	7	.18
Securities	50,006	100	.80	46,072	93	.81
Time deposits with other banks	9,528	20	.84	9,365	20	.85
Federal Home Loan Bank of Atlanta stock	218	1	1.83	300	2	2.67

Total interest-earning assets	179,632	1,481	3.30	183,572	1,495	3.26

Noninterest-earning assets	17,158			15,374

Total assets	$196,790			$198,946

Interest-bearing liabilities:
NOW accounts	30,626	4	.05	31,913	4	.05
Money market accounts	37,940	17	.18	35,211	16	.18
Savings accounts	25,682	6	.09	25,231	6	.10
Time deposit	43,558	54	.50	47,360	74	.63

Total interest-bearing deposits	137,806	81	.24	139,715	100	.29

Borrowings	—	—		—	—

Total interest-bearing liabilities	137,806	81	.24	139,715	100	.29

Noninterest-bearing liabilities	32,418			32,836

Total liabilities	170,224			172,551
Total retained income	26,566			26,395

Total liabilities and retained income	$196,790			$198,946

Net interest income		$1,400			$1,395

Net interest rate spread (2)			3.06%			2.97%

Net interest-earning assets (3)	$41,826			$43,857

Net interest margin (4)			3.12%			3.04%

Average interest-earning assets to average interest-bearing liabilities	1.30			1.31

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and March 31, 2013

General. Net income for the three months ended March 31, 2014 was $44,000, compared to a net loss of $11,000 for the three months ended March 31, 2013. The increase in net income was primarily due to an increase in non-interest income of $27,000 and a decrease in non-interest expense of $27,000.

Interest Income. Interest income decreased $14,000, or 9.3%, to $1.5 million for the three months ended March 31, 2014 primarily as a result of an $18,000 decrease in interest income on loans, partially offset by a $7,000 increase in interest on investment securities. The decrease in interest income resulted primarily from a $3.9 million decrease in the average balance of our interest-earnings assets to $179.6 million for the three months ended March 31, 2014, which was partly offset by a 4 basis points increase in the average yield on our interest-earning assets to 3.30% for the three months ended March 31, 2014.

Interest income on loans decreased $18,000, or 1.3%, to $1.4 million for the three months ended March 31, 2014 as a result of decreases in the average balance and average yield on loans. The average balance of loans during the three months ended March 31, 2014 decreased by $911,000 to $111.7 million from $112.7 million for the three months ended March 31, 2013 as a result of loan principal repayments and pay-offs of $3.6 million, which was partially offset by new loan originations of $2.2 million. In addition, the average yield on loans decreased by three basis points to 4.85% for the three months ended March 31, 2014 from 4.88% for the three months ended March 31, 2013 due to pay-offs of higher-yielding existing loans in the current low interest rate environment.

Interest income on investment securities increased $7,000, or 6.2%, to $120,000 for the three months ended March 31, 2014 as a result of the increase in the average balance of investment securities. The average balance of investment securities held to maturity increased $3.9 million to $50.0 million for the three months ended March 31, 2014 from $46.1 million for the three months ended March 31, 2013 due to increased purchases of U.S. government-sponsored enterprise and agency obligations and Federal Home Loan Bank obligations during the first quarter of 2014. The average yield on investment securities held to maturity decreased by one basis point to 0.80% for the three months ended March 31, 2014 from 0.81% for the three months ended March 31, 2013 due to the continued low interest rate environment and the maturity of the higher rate securities in the portfolio.

Interest Expense. Interest expense decreased $19,000, or 19.0%, to $81,000 for the three months ended March 31, 2014 from $100,000 for the three months ended March 31, 2013 due to a decrease in the average balance of interest-bearing deposits and the average cost of interest-bearing deposits. The average balance of interest-bearing deposits decreased by $1.9 million during the three months ended March 31, 2014 to $137.8 million as a result of a $3.8 million decrease in the average balance of time deposit, which was partially offset by a $1.9 million increase in the average balance of core deposits. The change in the mix of deposits was due to customers preferring the short-term flexibility of non-certificate accounts in the current low interest rate environment, our not competing with other banks offering higher rates on certificates of deposit, and improving market conditions for businesses in our market area. The average cost of deposits decreased by five basis points to 0.24% for the three months ended March 31, 2014 from 0.29% for the three months ended March 31, 2013 reflecting the lower interest rate environment. The average cost of time deposit decreased by 13 basis points during the three months ended March 31, 2014 to 0.50%, reflecting downward repricing of our deposits in the continued low interest rate environment.

Net Interest Income. Net interest income increased $5,000, or 0.4%, to $1.4 million for the three months ended March 31, 2014. The increase in net interest income was primarily the result of a decrease in interest expense due primarily to the downward repricing of our time deposit, which was greater than the decrease in our interest income. Our net interest rate spread increased nine basis points to 3.06% for the three months ended March 31, 2014 from 2.97% for the three months ended March 31, 2013. Our net interest margin increased eight basis points to 3.12% for the three months ended March 31, 2014 from 3.04% for the three months ended March 31, 2013.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended March 31, 2014 and 2013, respectively. No provision was made in the first quarter of 2014 due primarily to a decrease in the balance of our loan portfolio and decreases in net charge-offs and non-performing loans. Net recoveries for the three months ended March 31, 2014 were $3,000 compared to net charge-offs of $410,000 for the three months ended March 31, 2013. The allowance for loan losses was $1.7 million, or 1.54%, of total loans at March 31, 2014 compared to $1.9 million, or 1.66%, of total loans at March 31, 2013. Total non-performing loans were $3.5 million at March 31, 2014 compared to $6.2 million at March 31, 2013. The decrease in non-performing loans was primarily the result of a $1.0 million non-performing troubled debt restructured church loan returning to performing status. In addition, we had $600,000 in non-performing one- to four-family residential loans move to other real estate owned and $500,000 in non-performing one- to four-family residential loans return to accrual status. The allowance for loan losses was 48.69% of non-performing loans at March 31, 2014 compared to 29.92% at March 31, 2013.

Non-Interest Income. Non-interest income increased $27,000, or 12.6%, to $241,000 for the three months ended March 31, 2014 from $214,000 for the three months ended March 31, 2013. The increase was primarily related to a $20,000 increase in other income from mortgage origination fees and a $11,000 increase in interchange pass-through fees.

Non-Interest Expense. Non-interest expense decreased $27,000, or 1.7%, to $1.6 million for the three months ended March 31, 2014. The decrease primarily reflected a $15,000 decrease in other real estate owned expense and a $14,000 decrease in salaries and employee benefits expense. These decreases were partially offset by a $19,000 increase in directors’ fees. Other real estate owned expense decreased primarily as a result of a $14,000 write-down of commercial real estate during the first quarter of 2013 based on an updated appraisal of the property. Salaries and employee benefits expense decreased primarily due to a reduction in deferred compensation benefits and salary for our Chief Executive Officer and a reduction in the number of full time equivalent employees, partially offset by a general increase in wages. Directors’ fees increased due to additional board meetings required for the planning of our mutual-to-stock conversion.

Income Taxes (benefit). Income taxes were $2,000 for the three months ended March 31, 2014 as compared to an income tax benefit of $2,000 for the three months ended March 31, 2013. The increase in income taxes was due to the increase in pre-tax income of $59,000 for the three months ended March 31, 2014.

Asset Quality

Non-Performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and other real estate owned, totaled $4.9 million, or 2.43% of total assets, at March 31, 2014 and $5.2 million, or 2.70% of total assets, at December 31, 2013. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no accruing loans past due 90 days or more at March 31, 2014 and at December 31, 2013.

	At March 31,	At December 31,
	2014	2013
	(Dollars in thousands)
Non-accrual loans:
Real estate mortgage loans:
One- to four-family residential	$1,796	$2,154
Commercial	—	—
Multi-family	—	—
Land and construction	118	140
Commercial business loans	729	602
Consumer loans	—	2

Total non-accrual loans	2,643	2,898

Non-accruing troubled debt restructured loans:
Real estate mortgage loans:
One- to four-family residential	129	132
Commercial	429	447
Multi-family	158	170
Land and construction	74	74
Commercial business loans	102	101
Consumer loans	—	—

Total non-accruing troubled debt restructured loans	892	924

Total non-performing loans	3,535	3,822

Other real estate owned:
One- to four-family	562	634
Commercial	—	—
Multi-family	—	—
Land and construction	788	788
Commercial business loans	—	—
Consumer loans	—	—

Total other real estate owned	1,350	1,422

Total non-performing assets	$4,885	$5,244

Total accruing troubled debt restructured loans	$4,578	$4,602

Total non-performing loans to total loans	3.16%	3.37%
Total non-performing assets to total assets	2.43%	2.70%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)
Allowance at beginning of period	$1,718	$2,276
Provision for loan losses	—	—
Charge offs:
Real estate mortgage loans:
One- to four-family residential	(6)	(183)
Commercial	—	—
Multi-family	—	(128)
Land and construction	—	(139)
Commercial business loans	—	—
Consumer loans	(4)	(2)

Total charge-offs	(10)	(452)

Recoveries:
Real estate mortgage loans:
One- to four-family residential	—	5
Commercial	3	19
Multi-family	—	—
Land and construction	—	9
Commercial business loans	9	8
Consumer loans	1	1

Total recoveries	13	42

Net charge-offs	3	(410)

Allowance at end of period	$1,721	$1,866

Allowance to non-performing loans	48.68%	29.92%
Allowance to total loans outstanding at the end of the period (annualized)	1.54%	1.66%
Net charge-offs to average loans outstanding during the period (annualized)	0.01%	(1.46)%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At March 31, 2014, we had the capacity to borrow approximately $38.5 million from the Federal Home Loan Bank of Atlanta. We historically have not used Federal Home Loan Bank advances to fund our operations, and at March 31, 2014 and December 31, 2013, we had no outstanding advances from the Federal Home Loan Bank of Atlanta. We also have lines of credit at two financial institutions that would allow us to borrow up to $8.7 million and $6.0 million, respectively at March 31, 2014. Neither credit line was drawn upon at March 31, 2014.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-earning demand deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in the three months ended March 31, 2014 by operating activities was $312,000 and $549,000 was provided for the year ended December 31, 2013. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $3.4 million and $2.5 million for three months ended March 31, 2014 and for the year ended December 31, 2013, respectively. During the three months ended March 31, 2014 and for the year ended December 31, 2013, we purchased $4.8 million and $16.0 million, respectively, in securities held to maturity. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, was $6.9 million for the three months ended March 31, 2014 and $681,000 for the year ended December 31, 2013.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2014, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of 12.7% of adjusted total assets, which is above the required level of 5.00%; and total risk-based capital of 25.13% of risk-weighted assets, which is above the required level of 10.00%. Accordingly, the Association was categorized as well-capitalized at March 31, 2014. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2014, we had outstanding commitments to originate loans of $5.2 million, unused lines of credit totaling $6.7 million, and stand-by letters of credit of $714,000. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposit that are scheduled to mature in less than one year from March 31, 2014 totaled $31.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2014, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of March 31, 2014, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3.	Defaults Upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

Exhibits:

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.0	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SUNSHINE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSHINE BANCORP, INC.

Date: June 27, 2014	By:	/s/ J. Floyd Hall
J. Floyd Hall
President and Chief Executive Officer
(Duly Authorized Officer)

Date: June 27, 2014	By:	/s/ Vickie J. Houllis
Vickie J. Houllis
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)