Form 10-Q
period 2014-06-30
Sunshine Bancorp, Inc.
filed 2014-08-13
CIK 1599891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number: 001-36539

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:

At August 13, 2014, there were 4,232,000 issued and outstanding shares of the issuer’s common stock.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

June 30, 2014 Form 10-Q

SUNSHINE BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands)

	At June 30, 2014	At December 31, 2013
	(Unaudited)
Assets

Cash and due from banks	$4,229	2,391
Interest-bearing deposits with banks	3,672	7,545
Federal funds sold	3,322	1,118

Cash and cash equivalents	11,223	11,054

Restricted cash	117,215	—
Time deposits with banks	7,078	9,528
Securities held to maturity (fair value of $53,032 and $48,187)	53,152	48,436
Loans, net of allowance for loan losses of $1,771 and $1,718	108,395	111,263
Premises and equipment, net	5,984	6,128
Federal Home Loan Bank stock, at cost	180	237
Cash surrender value of bank-owned life insurance	4,149	4,089
Accrued interest receivable	549	581
Other real estate owned	1,301	1,422
Other assets	2,553	1,701

Total assets	$311,779	194,439

Liabilities and Retained Income

Liabilities:
Noninterest-bearing accounts	29,589	29,123
NOW accounts	30,202	30,129
Money-market deposit accounts	36,721	35,713
Savings accounts	26,763	25,724
Time deposits	42,033	44,230

Total deposits	165,308	164,919

Official checks	347	392
Advances by borrowers for taxes and insurance	242	141
Stock subscriptions	117,215	—
Other liabilities	2,401	2,435

Total liabilities	285,513	167,887

Retained income	26,266	26,552

Total liabilities and retained income	$311,779	194,439

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Loans	$1,355	1,411	2,710	2,784
Securities	125	100	224	193
Other	37	31	64	60

Total interest income	1,517	1,542	2,998	3,037

Interest expense-deposit accounts	78	96	159	196

Net interest income	1,439	1,446	2,839	2,841

Provision for loan losses	640	—	640	—

Net interest income after provision for loan losses	799	1,446	2,199	2,841

Noninterest income:
Fees and service charges on deposit accounts	169	159	334	316
Fees and charges on loans	20	14	39	35
Gain on sale of other real estate owned	23	—	27	3
Income from bank-owned life insurance	30	32	60	62
Other	34	44	57	47

Total noninterest income	276	249	517	463

Noninterest expenses:
Salaries and employee benefits	866	879	1,712	1,739
Occupancy and equipment	241	244	487	489
Data and item processing services	119	112	235	235
Professional fees	95	76	146	124
Other real estate owned	13	8	26	36
Advertising and promotion	11	9	32	39
Stationery and supplies	21	17	46	41
Deposit insurance and general insurance	62	62	124	124
Other	214	196	429	398

Total noninterest expenses	1,642	1,603	3,237	3,225

(Loss) income before income (benefit) taxes	(567)	92	(521)	79

Income (benefit) taxes	(237)	39	(235)	37

Net (loss) income	$(330)	53	(286)	42

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Retained Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Retained income at beginning of period	$26,596	26,400	26,552	26,411

Net (loss) income	(330)	53	(286)	42

Retained income at end of period	$26,266	26,453	26,266	26,453

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(286)	42
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	193	193
Provisions for loan losses	640	—
Amortization of premiums and discounts on securities	114	149
Amortization of deferred loan fees and costs, net	(12)	(14)
Income from bank-owned life insurance, net	(60)	(62)
Gain on sale of other real estate owned	(27)	(3)
Write-down of other real estate owned	—	14
Decrease in accrued interest receivable	32	31
(Increase) decrease in other assets	(852)	334
Decrease in official checks	(45)	(644)
(Decrease) increase in other liabilities	(34)	288

Net cash (used in) provided by operating activities	(337)	328

Cash flows from investing activities:
Purchase of time deposits with banks	—	(2,940)
Maturities of time deposit with banks	2,450	1,715
Purchases of securities held to maturity	(4,830)	(16,012)
Maturities of securities held to maturity	—	6,000
Net decrease in loans	2,240	6,319
Proceeds from sale of other real estate owned	148	23
Purchases of premises and equipment, net	(49)	(279)
Redemption of Federal Home Loan Bank stock	57	65

Net cash provided by (used in) investing activities	16	(5,109)

Cash flows from financing activities:
Net increase in deposits	389	9,256
Net increase in advances by borrowers for taxes and insurance	101	77
Proceeds from stock subscriptions	117,215	—
Increase in restricted cash	(117,215)	—

Net cash provided by financing activities	490	9,333

Increase in cash and cash equivalents	169	4,552

Cash and cash equivalents at beginning of period	11,054	12,301

Cash and cash equivalents at end of period	$11,223	16,853

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$20	—

Interest	$159	196

Noncash transaction-
Transfer from other real estate owned to loans	$—	168

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Organization and Significant Accounting Policies

Organization. Sunshine Bancorp, Inc., a Maryland corporation (the “Holding Company”), was formed on March 7, 2014 to serve as the savings and loan holding company for Sunshine State Federal Savings and Loan Association (the “Association”). The Company was formed as part of the Association’s mutual-to-stock conversion. The conversion was completed as of July 14, 2014. Therefore, the financial and other information of the Association is included in this Quarterly Report. Collectively, the Association and Holding Company are referred to as the “Company.” The Association through its five banking offices provides a variety of retail community banking services to individuals and businesses primarily in Hillsborough and Pasco Counties, Florida. The Association’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation.

The financial statements of the Company have been prepared to conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Holding Company and the Association. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements in this report have not been audited except for information derived from our audited 2013 financial statements

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2014, and the results of operations for the three and six month periods ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year.

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

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(1)	Organization and Significant Accounting Policies, Continued

Recent Accounting Standards Update, Continued. In June 2014, FASB issued ASU 2014-11, “Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 requires, among other things, two accounting changes. First, the amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial statements.

In June 2014, FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires, among other things, that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial statements.

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

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2)	Securities Held to Maturity

Securities have been classified as held to maturity according to management intent. The carrying amount of securities and their fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014:
U.S. Treasury securities	$7,070	13	—	7,083
Federal Home Loan Bank obligations	18,254	30	(81)	18,203
U.S. Government enterprise and agency obligations	27,828	44	(126)	27,746

Total	$53,152	87	(207)	53,032

December 31, 2013:
U.S. Treasury securities	7,125	13	—	7,138
Federal Home Loan Bank obligations	18,313	15	(111)	18,217
U.S. Government enterprise and agency obligations	22,998	13	(179)	22,832

Total	$48,436	41	(290)	48,187

The scheduled maturities of securities at June 30, 2014 were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$7,043	7,060
Due from one year to five years	41,272	41,149
Due in more than five years	4,837	4,823

	$53,152	53,032

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2)	Securities Held to Maturity, Continued

Securities with unrealized losses at June 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less Than Twelve Months		More than Twelve Months
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value

Federal Home Loan Bank obligations	$—	—	(81)	8,955
U.S. Government enterprise and agency obligations	(23)	1,914	(103)	16,995

Totals	$(23)	1,914	(184)	25,950

The unrealized losses on fifteen investment securities held to maturity at June 30, 2014 were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Securities with a carrying amount of approximately $2 million at June 30, 2014 and December 31, 2013 were pledged to the Housing Authority of the City of Plant City, Florida for deposit accounts held at the Company.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3)	Loans

The loan portfolio segments and classes are as follows (in thousands):

	June 30, 2014	December 31, 2013
Real estate mortgage loans:
One-to four-family residential	$57,447	59,976
Commercial	23,237	23,900
Multi-family	5,756	3,363
Land and construction	7,423	6,514

Total real estate mortgage loans	93,863	93,753

Commercial loans	15,164	17,358
Consumer loans	1,379	2,277

Total loans	110,406	113,388

Deduct:
Deferred loan fees, net	(124)	(147)
Allowance for loan losses	(1,771)	(1,718)
Undisbursed loan proceeds	(116)	(260)

Loans, net	$108,395	111,263

The Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk. All loans are underwritten in accordance with policies set forth and approved by the Company’s board of directors. The portfolio segments identified by the Company are as follows:

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

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

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

Land and construction loans are to finance the construction of owner-occupied and lease properties. These loans are categorized as construction loans during the construction period, later converting to commercial or one-to four-family residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sale information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

Commercial Loans. Commercial loans are primarily underwritten on the basis of the borrowers’ ability to service such debt from income. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. As a general practice, the Company takes as collateral a security interest in any available real estate, equipment, or other chattel, although loans may also be made on an unsecured basis. Collateralized working capital loans typically are secured by short-term assets whereas long-term loans are primarily secured by long-term assets.

Consumer Loans. Consumer loans are extended for various purposes, including purchases of automobiles, recreational vehicles, and boats. The Company also offers lines of credit, personal loans, and deposit account collateralized loans. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed interest rates and may be made on terms of up to five years. Risk is mitigated by the fact that the loans are of smaller individual amounts.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3)	Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Mortgage Loans	Commercial	Consumer	Unallocated	Total
Three Months Ended June 30, 2014:
Beginning balance	$1,441	207	9	64	1,721
Provision (credit) for loan losses	63	647	(6)	(64)	640
Charge-offs	—	(626)	(1)	—	(627)
Recoveries	13	17	7	—	37

Ending balance	$1,517	245	9	—	1,771

Six Months Ended June 30, 2014:
Beginning balance	1,417	208	10	83	1,718
Provision (credit) for loan losses	90	637	(4)	(83)	640
Charge-offs	(6)	(626)	(5)	—	(637)
Recoveries	16	26	8	—	50

Ending balance	$1,517	245	9	—	1,771

Three Months Ended June 30, 2013:
Beginning balance	1,524	174	11	157	1,866
Provision (credit) for loan losses	(69)	(26)	—	95	—
Charge-offs	(2)	—	—	—	(2)
Recoveries	31	12	1	—	44

Ending balance	$1,484	160	12	252	1,908

Six Months Ended June 30, 2013:
Beginning balance	1,520	189	13	554	2,276
Provision (credit) for loan losses	352	(49)	(1)	(302)	—
Charge-offs	(452)	—	(2)	—	(454)
Recoveries	64	20	2	—	86

Ending balance	$1,484	160	12	252	1,908

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3)	Loans, Continued

	Real Estate Mortgage Loans	Commercial	Consumer	Unallocated	Total
At June 30, 2014:
Individually evaluated for impairment:
Recorded investment	$6,612	698	—	—	7,310

Balance in allowance for loan losses	$354	—	—	—	354

Collectively evaluated for impairment:
Recorded investment	$87,251	14,466	1,379	—	103,096

Balance in allowance for loan losses	$1,163	245	9	—	1,417

At December 31, 2013:
Individually evaluated for impairment:
Recorded investment	$7,035	703	—	—	7,738

Balance in allowance for loan losses	$354	—	—	—	354

Collectively evaluated for impairment:
Recorded investment	$86,718	16,655	2,277	—	105,650

Balance in allowance for loan losses	$1,063	208	10	83	1,364

The following summarizes the loan credit quality (in thousands):

	Real Estate Mortgage Loans
	One-to Four-Family Residential	Commercial	Multi- Family	Land and Construction	Commercial	Consumer	Total
Credit Risk Profile by Internally Assigned Grade:
At June 30, 2014:
Grade:
Pass	$54,813	19,948	5,612	7,001	14,131	1,379	102,884
Special mention	319	421	—	216	96	—	1,052
Substandard	2,315	2,868	144	206	937	—	6,470

Total	$57,447	23,237	5,756	7,423	15,164	1,379	110,406

At December 31, 2013:
Grade:
Pass	56,691	20,512	3,193	6,080	15,881	2,277	104,634
Special mention	43	429	—	—	514	—	986
Substandard	3,242	2,959	170	434	963	—	7,768

Total	$59,976	23,900	3,363	6,514	17,358	2,277	113,388

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3)	Loans, Continued

The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if they are appropriately classified and whether there is any impairment. All loans are graded upon initial issuance. Further, commercial, multi-family and commercial real estate loans over $25,000 are typically reviewed at least annually to determine the appropriate loan grading. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Company will determine the appropriate loan grade.

Loans excluded from the review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of a deterioration in the credit worthiness of the borrower; or (c) the borrower contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or even charged-off. The Company uses the following definitions for risk ratings:

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

Substandard – A Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3)	Loans, Continued

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At June 30, 2014:
Real estate mortgage loans:
One-to four-family	$232	13	—	245	55,438	1,764	57,447
Commercial	1,252	—	—	1,252	21,574	411	23,237
Multi-family	—	—	—	—	5,612	144	5,756
Land and construction	216	—	—	216	7,017	190	7,423
Commercial	185	166	—	351	13,499	1,314	15,164
Consumer	1	3	—	4	1,375	—	1,379

Total	$1,886	182	—	2,068	104,515	3,823	110,406

At December 31, 2013:
Real estate mortgage loans:
One-to four-family	333	15	—	348	57,342	2,286	59,976
Commercial	233	—	—	233	23,220	447	23,900
Multi-family	—	—	—	—	3,193	170	3,363
Land and construction	221	—	—	221	6,079	214	6,514
Commercial	181	272	—	453	16,202	703	17,358
Consumer	51	2	—	53	2,222	2	2,277

Total	$1,019	289	—	1,308	108,258	3,822	113,388

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At June 30, 2014:
Real estate mortgage loans:
One-to four-family residential	$1,265	1,519	310	325	19	1,575	1,844	19
Commercial	411	972	4,371	4,371	335	4,782	5,343	335
Multi-family	144	277	—	—	—	144	277	—
Land and construction	111	179	—	—	—	111	179	—
Commercial	698	781	—	—	—	698	781	—

	$2,629	3,728	4,681	4,696	354	7,310	8,424	354

At December 31, 2013:
Real estate mortgage loans:
One-to four-family residential	1,506	1,712	317	327	19	1,823	2,039	19
Commercial	446	983	4,418	4,418	335	4,864	5,401	335
Multi-family	170	294	—	—	—	170	294	—
Land and construction	178	288	—	—	—	178	288	—
Commercial	703	781	—	—	—	703	781	—

	$3,003	4,058	4,735	4,745	354	7,738	8,803	354

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3)	Loans, Continued

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended June 30,
	2014			2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
One-to-four-family residential	$1,645	4	11	2,514	3	15
Commercial	4,796	64	76	4,940	69	79
Multi-family	148	—	5	265	—	—
Land and construction	111	—	—	181	1	2
Commercial	700	—	6	709	—	7

Total	$7,400	68	98	8,609	73	103

	Six Months Ended June 30,
	2014			2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
One-to-four-family residential	$1,746	9	21	2,294	7	24
Commercial	4,816	155	156	4,950	162	164
Multi-family	154	—	10	287	—	—
Land and construction	112	—	1	156	2	4
Commercial	702	—	6	736	—	14

Total	$7,530	164	194	8,423	171	206

During the three and six months ended June 30, 2014 and 2013, the Company had no loans restructured as troubled debt restructurings.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4)	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At June 30, 2014			At December 31, 2013
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$11,223	11,223	1	11,504	11,504	1
Restricted cash	117,215	117,215	1	—	—	1
Time deposits with banks	7,078	7,078	1	9,528	9,528	1
Securities held to maturity	53,152	53,032	2	48,436	48,187	2
Loans	108,395	113,609	3	111,263	115,864	3
Federal Home Loan Bank stock	180	180	3	237	237	3
Accrued interest receivable	549	549	3	581	581	3

Financial liabilities:
Deposits	165,308	156,119	3	164,919	155,724	3
Off-balance-sheet financial instruments	—	—		—	—

(5)	Fair Value Measurements

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At June 30, 2014:
Real estate mortgage loans:
One-to four-family residential	$535	—	—	535	201	3
Commercial	411	—	—	411	517	—
Multi-family	144	—	—	144	128	—
Land and construction	86	—	—	86	106	—
Commercial	99	—	—	99	74	2

Total	$1,275	—	—	1,275	1,026	5

At December 31, 2013:
Real estate mortgage loans:
One-to four-family residential	592	—	—	592	198	163
Commercial	446	—	—	446	517	—
Multi-family	170	—	—	170	128	128
Land and construction	151	—	—	151	106	76
Commercial	102	—	—	102	72	—

Total	$1,461	—	—	1,461	1,021	367

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5)	Fair Value Measurements, Continued

Other real estate owned is recorded at fair value less estimated costs to sell. Other real estate owned which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

	At Period End					Losses
	Total	Level 1	Level 2	Level 3	Total Losses	Recorded During the Period
At June 30, 2014-
Other real estate owned	$1,301	—	—	1,301	428	—

At December 31, 2013-
Other real estate owned	$1,422	—	—	1,422	428	—

(6)	Regulatory Matters

The Association is required to maintain certain minimum regulatory capital requirements. The Association is considered to be well-capitalized. The following is a summary at June 30, 2014 of the regulatory capital requirements and the Association’s capital on a percentage basis:

	Capital Ratio	Requirement

Tier I capital to total assets	8.04%	5.00%
Tier I capital to risk-weighted assets	23.53%	6.00%
Total capital to risk-weighted assets	24.78%	10.00%

(7)	Adoption of Plan of Reorganization and Subsequent Stock Issuance

On December 18, 2013, the Board of Directors of the Association adopted the Plan of Conversion to convert the Association from a mutual form of organization to a fully stock form of organization with the establishment of a stock holding company (Sunshine Bancorp, Inc.), as parent of the Association. When the conversion and related stock offering are complete, the Association will change its name to Sunshine State Bank (the “Bank”), all of the capital stock of the Bank will be owned by the Holding Company and all of the common stock of Holding Company will be owned by stockholders.

The conversion will be accounted for as a change in corporate form with the historic basis of the Association’s assets, liabilities and retained income unchanged as a result.

At June 30, 2014, stock subscriptions received aggregated $117.2 million. Conversion costs are capitalized and will reduce the proceeds from the stock sold in the Conversion. At June 30, 2014, conversion costs amounted to $759,000.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(7)	Adoption of Plan of Reorganization and Subsequent Stock Issuance, Continued

On July 14, 2014, the Conversion was completed and the Holding Company became the parent holding company for the Bank. A total of 4,232,000 shares of common stock were sold to depositors at $10.00 per share through which the Holding Company received gross offering proceeds of approximately $42.3 million, the remaining stock subscriptions were returned to the subscribers.

In connection with the Conversion, the Holding Company implemented an employee stock ownership plan (“ESOP”), to provide eligible employees the opportunity to own corporation stock. This plan is a tax-qualified retirement plan for the benefit of all bank employees. A total of 338,560 shares of the stock issued in the conversion were acquired by the ESOP.

As part of the Conversion, the Holding Company established a liquidation account in an amount equal to retained income of $26.6 million contained in the final prospectus. The liquidation account will be maintained for the benefits of eligible savings account holders who maintain deposit accounts in the Bank after conversion.

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2013 in the Company’s Registration Statement on Form S-1 (Registration Statement 333-194501) as declared effective by the SEC on May 14, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Certain factors that could cause actual results to differ materially from expected results include, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business of the Company, and changes in the securities markets. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

Overview

Sunshine Bancorp, Inc., a Maryland corporation (the “Holding Company”), was formed on March 7, 2014 to serve as the savings and loan holding company for Sunshine State Federal Savings and Loan Association (the “Association”). The Company was formed as part of the Association’s mutual-to-stock conversion. The conversion was completed as of July 14, 2014. Therefore, the financial and other information of the Association is included in this Quarterly Report. Collectively, the Association and Holding Company are referred to as the “Company.” The Association through its five banking offices provides a variety of retail community banking services to individuals and businesses primarily in Hillsborough and Pasco Counties, Florida. The Association’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation.

On July 14, 2014, the Conversion was completed and the Holding Company became the parent holding company for the Bank. A total of 4,232,000 shares of common stock were sold to depositors at $10.00 per share through which the Holding Company received gross offering proceeds of approximately $42.3 million, the remaining stock subscriptions were returned to the subscribers.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total Assets. Total assets increased $117.3 million, or 60.4%, to $311.8 million at June 30, 2014 from $194.4 million at December 31, 2013. The increase was primarily the result of cash received from stock subscriptions in the amount of $117.2 million.

Cash and Cash Equivalents. Total cash and cash equivalents increased by $100,000, to $11.2 million at June 30, 2014 from $11.1 million at December 31, 2013.

Investment Securities. Investment securities classified as held to maturity increased $4.8 million, or 9.7%, to $53.2 million at June 30, 2014 from $48.4 million at December 31, 2013. During the six months ended June 30, 2014, the Company invested our excess liquidity in $4.8 million of U.S. government-sponsored enterprise and agency obligations and Federal Home Loan Bank obligations to increase yield.

Net Loans. Net loans decreased $2.9 million, or 2.6%, to $108.4 million at June 30, 2014 from $111.3 million at December 31, 2013. One- to four-family residential real estate loans decreased $2.6 million, to $57.4 million at June 30, 2014 from $60.0 million at December 31, 2013 as a result of management’s strategic decision to cease holding in portfolio new one- to four-family residential real estate loans. Commercial real estate loans decreased $700,000, to $23.2 million at June 30, 2014 from $23.9 million at December 31, 2013, due to normal amortization from loan repayments. Commercial business loans also decreased $2.2 million, or 12.6%, to $15.2 million at June 30, 2014 from $17.4 million at December 31, 2013 due to agricultural line of credit loans being paid down for the end of the seasonal production.

Deposits. Deposits increased $389,000, or 0.2%, to $165.3 million at June 30, 2014 from $164.9 million at December 31, 2013. Our core deposits (consisting of noninterest-bearing, NOW, money market and savings accounts) increased $2.6 million, to $123.3 million at June 30, 2014 from $120.7 million at December 31, 2013 as a result of improving economic conditions for businesses in our market area. Time deposit decreased $2.2 million, to $42.0 million at June 30, 2014 from $44.2 million at December 31, 2013 as a result of management’s decision to not match competitors’ higher rates in order to reduce interest expense.

Retained Income. Retained income decreased $286,000, to $26.3 million at June 30, 2014 as a result of net loss of $286,000 for the six months ended June 30, 2014.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the three and six months ended June 30, 2014 and 2013. No tax-equivalent yield adjustments have been made, as we had no tax-free interest-earning assets during the periods. All average balances are monthly average balances based upon amortized costs. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Average Yield/ Rate (1)	Average Balance	Interest and Dividends	Average Yield/ Rate (1)
	(In thousands)
Interest-earning assets:
Loans	$111,595	$1,355	4.86%	$110,588	$1,411	5.10%
Securities	53,170	125	.94	52,018	100	.77
Other (5)	55,308	37	.27	24,634	31	.50

Total interest-earning assets	220,073	1,517	2.76	187,240	1,542	3.29

Noninterest-earning assets	16,350			15,129

Total assets	$236,423			$202,369

Interest-bearing liabilities:
NOW accounts	31,493	4	.05	30,101	4	.05
Money market accounts	38,114	18	.19	42,517	20	.19
Savings accounts	26,546	7	.11	25,727	6	.09
Time deposit	42,451	49	.46	46,269	66	.57

Total interest-bearing deposits	138,604	78	.23	144,614	96	.27

Noninterest-bearing liabilities	71,318			31,341

Total liabilities	209,922			175,955

Total retained income	26,501			26,414

Total liabilities and retained income	$236,423			$202,369

Net interest income		$1,439			$1,446

Net interest-rate spread (2)			2.53%			3.02%

Net interest-earning assets (3)	$81,469			$42,626

Net interest margin (4)			2.62%			3.09%

Average interest-earning assets to average interest-bearing liabilities	1.59			1.29

(1)	Annualized.
(2)	Net interest-rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Includes interest-earning deposits, federal funds, FHLB stock and time deposits with other banks.

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Average Yield/ Rate (1)	Average Balance	Interest and Dividends	Average Yield/ Rate (1)
	(In thousands)
Interest-earning assets:
Loans	$111,827	$2,710	4.85%	$111,765	$2,784	4.98%
Securities	51,588	224	.87	49,055	193	.79
Other (5)	36,621	64	.35	24,756	60	.48

Total interest-earning assets	200,036	2,998	3.00	185,576	3,037	3.27

Noninterest-earning assets	16,559			15,076

Total assets	$216,595			$200,652

Interest-bearing liabilities:
NOW accounts	31,060	8	.05	31,007	8	.05
Money market accounts	38,027	35	.18	38,864	36	.19
Savings accounts	26,114	13	.10	25,479	12	.09
Time deposit	43,004	103	.48	46,814	140	.60

Total interest-bearing deposits	138,205	159	.23	142,164	196	.28

Noninterest-bearing liabilities	51,856			32,084

Total liabilities	190,061			174,248

Total retained income	26,534			26,404

Total liabilities and retained income	$216,595			$200,652

Net interest income		$2,839			$2,841

Net interest-rate spread (2)			2.77%			2.99%

Net interest-earning assets (3)	$61,831			$43,412

Net interest margin (4)			2.84%			3.06%

Average interest-earning assets to average interest-bearing liabilities	1.48			1.31

(1)	Annualized.
(2)	Net interest-rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Includes interest-earning deposits, federal funds, FHLB stock and time deposits with other banks.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and June 30, 2013

General. Net loss for the three months ended June 30, 2014 was $330,000, compared to net income of $53,000 for the three months ended June 30, 2013. The decrease in net income was primarily due to an increase in provision for loan losses.

Interest Income. Interest income decreased $25,000, or 1.6%, to $1.5 million for the three months ended June 30, 2014 primarily as a result of a $56,000 decrease in interest income on loans, partially offset by a $25,000 increase in interest on investment securities. The decrease in interest income resulted primarily from a lower average yield rate on interest-earning assets.

Interest income on loans decreased $56,000, or 4.0%, to $1.4 million for the three months ended June 30, 2014 as a result of a decrease in the average yield on loans. The average yield on loans decreased by twenty-four basis points to 4.86% for the three months ended June 30, 2014 from 5.10% for the three months ended June 30, 2013 due to pay-offs of higher-yielding existing loans and new loan originations being added in the current low interest rate environment.

Interest income on investment securities increased $25,000, or 25%, to $125,000 for the three months ended June 30, 2014 as a result of the increase in the average balance of investment securities. The average balance of investment securities held to maturity increased $1.2 million to $53.2 million for the three months ended June 30, 2014 from $52.0 million for the three months ended June 30, 2013 due to increased purchases of U.S. government-sponsored enterprise and agency obligations and Federal Home Loan Bank obligations during the first quarter of 2014. The average yield on investment securities held to maturity increased by seventeen basis point to .94% for the three months ended June 30, 2014 from .77% for the three months ended June 30, 2013 due to the purchase of higher yielding securities.

Interest Expense. Interest expense decreased $18,000, or 18.8%, to $78,000 for the three months ended June 30, 2014 from $96,000 for the three months ended June 30, 2013 due to decreases in the average balance of interest-bearing deposits and the average cost of interest-bearing deposits. The average balance of interest-bearing deposits decreased by $6.0 million during the three months ended June 30, 2014 to $138.6 million from $144.6 million for the three months ended June 30 2013. The average cost of deposits decreased by four basis points to 0.23% for the three months ended June 30, 2014 from .27% for the three months ended June 30, 2013 reflecting the lower interest rate environment.

Net Interest Income. Net interest income decreased $7,000, to $1.4 million for the three months ended June 30, 2014. The decrease in net interest income was primarily the result of a twenty-four basis point decline in the average yield on our loan portfolio, partially offset by a seventeen basis point increase in securities and a four basis point decrease in interest-bearing deposits. Our net interest-rate spread decreased forty-nine basis points to 2.53% for the three months ended June 30, 2014 from 3.02% for the three months ended June 30, 2013. Our net interest margin decreased forty-seven basis points to 2.62% for the three months ended June 30, 2014 from 3.09% for the three months ended June 30, 2013.

Provision for Loan Losses. We recorded a provision for loan losses of $640,000 for the three months ended June 30, 2014 compared to no provision for the three months ended June 30, 2013. Net charge-offs for the three months ended June 30, 2014 were $590,000 compared to a net recoveries of $42,000 for the three months ended June 30, 2013. Nonperforming loans to total loans at June 30, 2014 were 3.46% compared to 3.37% at December 31, 2013. The change was primarily due to the charge-off of a large commercial loan relationship in the amount of $624,000. The increase in provision for loan losses reflects historical and expected future loan losses, as well as the change in the mix of loans.

Management considers the allowance for loan losses at June 30, 2014 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income increased $27,000, or 10.8%, to $276,000 for the three months ended June 30, 2014 from $249,000 for the three months ended June 30, 2013. The increase was primarily related to a $23,000 gain on sale of other real estate owned and a $10,000 increase in fees and service charges partially offset by a $10,000 decrease in other noninterest income for the three months ended June 30, 2014.

Noninterest Expense. Noninterest expense increased $39,000, or 2.4%, to $1.6 million for the three months ended June 30, 2014. The increase primarily reflected a $19,000 increase in professional services and a $18,000 increase in other expense.

Income Taxes (Benefit). Income tax benefit were $237,000 or 42.39% of loss before income taxes benefit for the three months ended June 30, 2014 compared to an income tax expense of $39,000 or 41.80% of income before taxes for the three months ended June 30, 2013.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and June 30, 2013

General. Net loss for the six months ended June 30, 2014 was $286,000, compared to net income of $42,000 for the six months ended June 30, 2013. The decrease in net income was primarily due to an increase in provision for loan losses.

Interest Income. Interest income decreased $39,000, or 1.3%, to $3.0 million for the six months ended June 30, 2014 primarily as a result of a $74,000 decrease in interest income on loans, partially offset by a $31,000 increase in interest on investment securities. The decrease in interest income resulted primarily from a lower average yield rate on interest-earning assets.

Interest income on loans decreased $74,000, or 2.7%, to $2.7 million for the six months ended June 30, 2014 as a result of decreases in the average yield on loans. The average yield on loans decreased by thirteen basis points to 4.85% for the six months ended June 30, 2014 from 4.98% for the six months ended June 30, 2013 due to pay-offs of higher-yielding existing loans and new loan originations being added in the current low interest rate environment.

Interest income on investment securities increased $31,000, or 16.1%, to $224,000 for the six months ended June 30, 2014 as a result of the increase in the average balance of investment securities. The average balance of investment securities held to maturity increased $2.5 million to $51.6 million for the six months ended June 30, 2014 from $49.1 million for the six months ended June 30, 2013 due to increased purchases of U.S. government-sponsored enterprise and agency obligations and Federal Home Loan Bank obligations during the first quarter of 2014. The average yield on investment securities held to maturity increased by eight basis point to .87% for the six months ended June 30, 2014 from .79% for the six months ended June 30, 2013 due to the purchase of higher yield securities.

Interest Expense. Interest expense decreased $37,000, or 18.9%, to $159,000 for the six months ended June 30, 2014 from $196,000 for the six months ended June 30, 2013 due to decreases in the average balance of interest-bearing deposits and the average cost of interest-bearing deposits. The average balance of interest-bearing deposits decreased by $4.0 million during the six months ended June 30, 2014 to $138.2 million from $142.2 million during the six months ended June 30, 2013. The average cost of deposits decreased by five basis points to 0.23% for the six months ended June 30, 2014 from .28% for the six months ended June 30, 2013 reflecting the lower interest rate environment.

Net Interest Income. Net interest income decreased $2,000, to $2.8 million for the six months ended June 30, 2014. The decrease in net interest income was primarily the result of a decrease in interest expense due primarily to the downward repricing of our time deposit, which was less than the decrease in our interest income. Our net interest rate spread decreased twenty-two basis points to 2.77% for the six months ended June 30, 2014 from 2.99% for the six months ended June 30, 2013. Our net interest margin decreased twenty-two basis points to 2.84% for the six months ended June 30, 2014 from 3.06% for the six months ended June 30, 2013.

Provision for Loan Losses. We recorded a provision for loan losses of $640,000 for the six months ended June 30, 2014 compared to no provision for the six months ended June 30, 2013. Net charge-offs for the six months ended June 30, 2014 were $587,000 compared to a net charge-offs of $368,000 for the six months ended June 30, 2013. Nonperforming loans to total loans at June 30, 2014 were 3.46% compared to 3.37% at December 31, 2013. The change was primarily due to the charge-off of a large commercial loan relationship in the amount of $624,000. The increase in provision for loan losses reflects historical and expected future loan losses, as well as the change in the mix of loans.

Management considers the allowance for loan losses at June 30, 2014 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income increased $54,000, or 11.7%, to $517,000 for the six months ended June 30, 2014 from $463,000 for the six months ended June 30, 2013. The increase was primarily related to a $10,000 increase in other noninterest income, a $18,000 increase in fees and service charges and a $27,000 gain on sale of other real estate owned.

Noninterest Expense. Noninterest expense increased $12,000, to $3.2 million for the six months ended June 30, 2014. The increase primarily reflected a $22,000 increase in professional services and a $31,000 increase in other expense during the six months ended June 30, 2014. These increases were partially offset by a $27,000 decrease in salaries and employee benefits during the six months ended June 30, 2014. Salaries and employee benefits expense decreased primarily due to a reduction in deferred compensation benefits and salary for our Chief Executive Officer and a reduction in the number of full time equivalent employees, partially offset by a general increase in wages.

Income Taxes (Benefit). Income tax benefit were $235,000 or 45.10% of loss before income tax benefit for the six months ended June 30, 2014 compared to an income tax expense of $37,000 or 46.84% of income before income taxes for the six months ended June 30, 2013.

Asset Quality

Nonperforming Assets. We define nonperforming loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and nonaccruing troubled debt restructurings. Nonperforming assets, including nonperforming loans and other real estate owned, totaled $5.1 million, or 1.64% of total assets, at June 30, 2014 and $5.2 million, or 2.70% of total assets, at December 31, 2013. The following table sets forth the amounts and categories of our nonperforming assets at the dates indicated. We had no accruing loans past due 90 days or more at June 30, 2014 and at December 31, 2013.

	At June 30,	At December 31,
	2014	2013
	(Dollars in thousands)
Nonaccrual loans:
Real estate mortgage loans:
One- to four-family residential	$1,637	$2,154
Land and construction	116	140
Commercial business loans	1,215	602
Consumer loans	—	2

Total non-accrual loans	2,968	2,898

Nonaccruing troubled debt restructured loans:
Real estate mortgage loans:
One- to four-family residential	127	132
Commercial	411	447
Multi-family	144	170
Land and construction	74	74
Commercial business loans	99	101

Total nonaccruing troubled debt restructured loans	855	924

Total nonperforming loans	3,823	3,822

Other real estate owned:
One- to four-family	513	634
Land and construction	788	788

Total other real estate owned	1,301	1,422

Total nonperforming assets	$5,124	$5,244

Total accruing troubled debt restructured loans	$4,554	$4,602

Total nonperforming loans to total loans	3.46%	3.37%
Total nonperforming assets to total assets	1.64%	2.70%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Allowance at beginning of period	$1,721	1,866	1,718	2,276
Provision for loan losses	640	—	640	—
Charge-offs:
Real estate mortgage loans:
One- to four-family residential	—	(2)	(6)	(185)
Commercial	—	—	—	—
Multi-family	—	—	—	(128)
Land and construction	—	—	—	(139)
Commercial business loans	(626)	—	(626)	—
Consumer loans	(1)	—	(5)	(2)

Total charge-offs	(627)	(2)	(637)	(454)

Recoveries:
Real estate mortgage loans:
One- to four-family residential	9	8	9	13
Commercial	3	20	6	39
Multi-family	1	—	1	—
Land and construction	—	3	—	12
Commercial business loans	17	12	26	20
Consumer loans	7	1	8	2

Total recoveries	37	44	50	86

Net charge-offs	(590)	42	(587)	(368)

Allowance at end of period	$1,771	1,908	1,771	1,908

Allowance to nonperforming loans	46.32%	41.37%	46.32%	41.37%

Allowance to total loans outstanding at the end of the period	1.60%	1.73%	1.60%	1.73%

Net charge-offs to average loans outstanding during the period (annualized)	(2.11)%	.15%	(1.05)%	(.66)%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At June 30, 2014, we had the capacity to borrow approximately $38.9 million from the Federal Home Loan Bank of Atlanta. We historically have not used Federal Home Loan Bank advances to fund our operations, and at June 30, 2014 and December 31, 2013, we had no outstanding advances from the Federal Home Loan Bank of Atlanta. We also have lines of credit at two financial institutions that would allow us to borrow up to $8.7 million and $6.0 million, respectively at June 30, 2014. Neither credit line was drawn upon at June 30, 2014.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in the six months ended June 30, 2014 by operating activities was $337,000. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $16,000. During the six months ended June 30, 2014, we purchased $4.8 million in securities held to maturity. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, was $490,000 for the six months ended June 30, 2014.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2014, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of 8.04% of adjusted total assets, which is above the required level of 5.00%; and total risk-based capital of 24.78% of risk-weighted assets, which is above the required level of 10.00%. Accordingly, the Association was categorized as well-capitalized at June 30, 2014. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2014, we had outstanding commitments to originate loans of $3.5 million, unused lines of credit totaling $9.0 million, and stand-by letters of credit of $714,000. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposit that are scheduled to mature in less than one year from June 30, 2014 totaled $31.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2014, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of June 30, 2014, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 12, 2014, Sunshine Bancorp, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the mutual to stock conversion of Sunshine State Federal Savings and Loan Association and the related offering of common stock by Sunshine Bancorp, Inc. The Registration Statement (File No. 333-194501) was declared effective by the Securities and Exchange Commission on May 14, 2014. Sunshine Bancorp, Inc. registered 4,232,000 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering price of $42.3 million. The stock offering commenced on May 24, 2014, and ended on July 14, 2014.

Keefe, Bruyette & Woods, Inc. (“KBW”) was engaged to assist in the marketing of the common stock and records management services. For its services, KBW received a fee of $395,000. KBW was also reimbursed $111,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

The stock offering resulted in gross proceeds of $42.3 million, through the sale of 4.2 million shares of common stock at a price of $10.00 per share. Expenses related to the offering were approximately $1.5 million, including $506,000 paid to KBW. Net proceeds of the offering were approximately $40.8 million.

Sunshine Bancorp, Inc. contributed approximately $20.4 million of the net proceeds of the offering to the Bank. In addition, $3.4 million of the net proceeds were used to fund the loan to the employee stock ownership plan and approximately $17.0 million of the net proceeds were retained by Sunshine Bancorp, Inc. The net proceeds contributed to the Bank have been invested in cash and short term instruments. Over the long term, the bank will attempt to use the proceeds to increase loan production. The net proceeds retained by Sunshine Bancorp, Inc. have been deposited with the Bank.

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

SUNSHINE BANCORP, INC.

Date: August 13, 2014	By:	/s/ J. Floyd Hall
J. Floyd Hall
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 13, 2014	By:	/s/ Vickie J. Houllis
Vickie J. Houllis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)