Form 10-Q
period 2014-09-30
Sunshine Bancorp, Inc.
filed 2014-11-13
CIK 1599891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At November 13, 2014, there were 4,232,000 issued and outstanding shares of the issuer’s common stock.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

September 30, 2014 Form 10-Q

SUNSHINE BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At September 30, 2014	At December 31, 2013
	(Unaudited)
Assets

Cash and due from banks	$8,125	2,391
Interest-bearing deposits with banks	5,952	7,545
Federal funds sold	1,068	1,118

Cash and cash equivalents	15,145	11,054

Time deposits with banks	6,860	9,528
Securities held to maturity (fair value of $75,781 and $48,187)	76,160	48,436
Loans, net of allowance for loan losses of $1,796 and $1,718	110,936	111,263
Premises and equipment, net	5,909	6,128
Federal Home Loan Bank stock, at cost	180	237
Cash surrender value of bank-owned life insurance	4,179	4,089
Accrued interest receivable	627	581
Other real estate owned	1,098	1,422
Other assets	1,758	1,701

Total assets	$222,852	194,439

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing accounts	26,349	29,123
NOW accounts	29,357	30,129
Money-market deposit accounts	35,701	35,713
Savings accounts	26,318	25,724
Time deposits	37,964	44,230

Total deposits	155,689	164,919

Official checks	683	392
Advances by borrowers for taxes and insurance	291	141
Other liabilities	2,485	2,435

Total liabilities	159,148	167,887

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 4,232,000 shares issued and outstanding at September 30, 2014	42	—
Additional paid in capital	40,743	—
Retained income	26,305	26,552
Unearned Employee Stock Ownership Plan shares	(3,386)	—

Total stockholders’ equity	63,704	26,552

Total liabilities and Stockholders’ Equity	$222,852	194,439

See accompanying Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Loans Securities	$1,337 231	1,415 114	4,047 455	4,199 307
Other	33	30	97	90

Total interest income	1,601	1,559	4,599	4,596

Interest expense-deposit accounts	71	92	230	288

Net interest income	1,530	1,467	4,369	4,308

Provision for loan losses	20	—	660	—

Net interest income after provision for loan losses	1,510	1,467	3,709	4,308

Noninterest income:
Fees and service charges on deposit accounts	162	169	496	485
Fees and charges on loans	12	24	51	59
Gain on sale of other real estate owned	—	—	27	3
Income from bank-owned life insurance	30	30	90	92
Other	44	3	101	50

Total noninterest income	248	226	765	689

Noninterest expenses:
Salaries and employee benefits	879	850	2,591	2,589
Occupancy and equipment	252	254	739	743
Data and item processing services	111	110	346	345
Professional fees	125	56	271	180
Other real estate owned	13	8	39	44
Advertising and promotion	7	15	39	54
Stationery and supplies	19	16	65	57
Deposit insurance and general insurance	72	63	196	187
Other	242	199	671	597

Total noninterest expenses	1,720	1,571	4,957	4,796

Income (loss) before income (benefit) taxes	38	122	(483)	201

Income (benefit) taxes	(1)	51	(236)	88

Net income (loss)	$39	71	(247)	113

Basic income (loss) per common share	N/A	N/A	N/A	N/A

Diluted income (loss) per common share	N/A	N/A	N/A	N/A

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

Nine Months Ended September 30, 2014 and 2013

	Common Stock		Additional Paid In Capital	Retained Income	Unearned ESOP Shares	Total Stockholder’s Equity
	Shares	Amount
Balance, December 31, 2012	—	$—	—	26,411	—	26,411

Net income (unaudited)	—	—	—	113	—	113

Balance, September 30, 2013	—	$—	—	26,524	—	26,524

Balance, December 31, 2013	—	—	—	26,552	—	26,552

Net loss (unaudited)	—	—	—	(247)	—	(247)

Proceeds from issuance of common stock, net of offering costs of $1,536 (unaudited)	3,893,440	39	37,360	—	—	37,399

Issuance of common stock for Employee Stock Ownership Plan (unaudited)	338,560	3	3,383	—	(3,386)	—

Balance, September 30, 2014 (unaudited)	4,232,000	$42	40,743	26,305	(3,386)	63,704

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(247)	113

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	292	288
Provisions for loan losses	660	—
Amortization of premiums and discounts on securities	191	216
Amortization of deferred loan fees and costs, net	(18)	(18)
Income from bank-owned life insurance, net	(90)	(92)
Gain on sale of other real estate owned	(27)	(3)
Write-down of other real estate owned	—	14
(Increase) decrease in accrued interest receivable	(46)	66
(Increase) decrease in other assets	(57)	269
Increase (decrease) in official checks	291	(810)
Increase in other liabilities	50	385

Net cash provided by operating activities	999	428

Cash flows from investing activities:
Purchase of time deposits with banks	—	(3,675)
Maturities of time deposit with banks	2,668	1,715
Principal pay-downs of securities held to maturity	358	—
Purchases of securities held to maturity	(30,273)	(16,012)
Maturities of securities held to maturity	2,000	10,000
Net (increase) decrease in loans	(315)	4,429
Proceeds from sale of other real estate owned	351	23
Purchases of premises and equipment, net	(73)	(313)
Redemption of Federal Home Loan Bank stock	57	65

Net cash used in investing activities	(25,227)	(3,768)

Cash flows from financing activities:
Net decrease in deposits	(9,230)	(1,835)
Net increase in advances by borrowers for taxes and insurance	150	136
Net proceeds from stock issuance	37,399	—

Net cash provided by (used in) by financing activities	28,319	(1,699)

Increase (decrease) in cash and cash equivalents	4,091	(5,039)

Cash and cash equivalents at beginning of period	11,054	12,301

Cash and cash equivalents at end of period	$15,145	7,262

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$20	—

Interest	$230	288

Noncash transaction-Transfer from other real estate owned to loans	$—	168

See accompanying Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Organization and Significant Accounting Policies

Organization. Sunshine Bancorp, Inc., a Maryland corporation (the “Holding Company”), was formed on March 7, 2014 to serve as the savings and loan holding company for Sunshine State Bank (the “Bank”). The Holding Company was formed as part of the Bank’s mutual-to-stock conversion (the “Conversion”). Collectively, the Bank and Holding Company are referred to as the “Company.” The accounting and reporting policies conform to U.S. generally accepted accounting principles (GAAP) and general practices within the banking industry and are described in note 1 to the financial statements in 2013, as updated by the information in this Form 10-Q

On July 14, 2014, the Conversion was completed and the Holding Company became the parent holding company for the Bank. A total of 4,232,000 shares of common stock were sold to depositors and the employee stock ownership plan (“ESOP”) at $10.00 per share through which the Holding Company received gross offering proceeds of approximately $42.3 million. The net proceeds received were $37.4 million after offering costs and the allocation of unearned ESOP shares. The Holding Company owns all the outstanding shares of common stock of the bank.

In connection with the Conversion, the Holding Company implemented an ESOP, to provide eligible employees the opportunity to own the Company’s stock. This plan is a tax-qualified retirement plan for the benefit of all Bank employees. A total of 338,560 shares of the stock issued in the conversion were acquired by the ESOP.

The Bank through its five banking offices provides a variety of retail community banking services to individuals and businesses primarily in Hillsborough and Pasco Counties, Florida. The Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The financial statements of the Company have been prepared to conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry.

As part of the Conversion, the Holding Company established a liquidation account in an amount equal to retained income of $26.6 million contained in the final prospectus. The liquidation account will be maintained for the benefit of eligible account holders who maintain deposit accounts in the Bank after the conversion.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements in this report have not been audited except for information derived from our audited 2013 financial statements. Financial information prior to July 14, 2014 is of the Bank only.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2014, and the results of operations for the three and nine month periods ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year or any other period.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Income Per Share. The conversion was complete on July 14, 2014. Income per share will be computed starting on October 1, 2014, as if conversion from a mutual holding company to a capital stock holding company occurred on that date.

Recent Accounting Standards Update. In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective beginning January 1, 2015. Upon adoption, this guidance is not expected to impact the Bank’s financial statements.

In June 2014, FASB issued ASU 2014-11, Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 requires, among other things, two accounting changes. First, the amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial statements.

In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires, among other things, that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial statements.

(continued)

Recent Regulatory Developments

Basel III Rules. On July 2, 2013, the Federal Reserve Board (“FRB”) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. In July 2013, the Office of the Comptroller of the Currency (“OCC”), our primary bank regulator, also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The OCC’s rule is identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules will begin for the Holding Company and the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. The Bank is currently evaluating the provisions of the final rules and their expected impact on the Bank.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Securities Held to Maturity

Securities have been classified as held to maturity according to management intent. The carrying amount of securities and their fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014:
U.S. Treasury securities	$5,042	11	—	5,053
Federal Home Loan Bank obligations	23,302	18	(131)	23,189
U.S. Government enterprise and agency obligations	29,794	24	(134)	29,684
Mortgage-backed securities	18,022	—	(167)	17,855

Total	$76,160	53	(432)	75,781

December 31, 2013:
U.S. Treasury securities	7,125	13	—	7,138
Federal Home Loan Bank obligations	18,313	15	(111)	18,217
U.S. Government enterprise and agency obligations	22,998	13	(179)	22,832

Total	$48,436	41	(290)	48,187

The scheduled maturities of securities at September 30, 2014 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$5,021	5,032
Due from one year to five years	43,196	43,049
Due from five years to ten years	9,921	9,845
Mortgage-backed securities	18,022	17,855

	$76,160	75,781

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2) Securities Held to Maturity, Continued

Securities with unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less Than Twelve Months		More than Twelve Months
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
September 30, 2014:
Federal Home Loan Bank obligations	$(63)	5,015	(68)	6,966
U.S. Government enterprise and agency obligations	(39)	6,766	(95)	15,000
Mortgage-backed securities	(167)	17,855	—	—

Totals	$(269)	29,636	(163)	21,966

	Less Than Twelve Months		More than Twelve Months
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
December 31, 2013:
Federal Home Loan Bank obligations	$(111)	9,948	—	—
U.S. Government enterprise and agency obligations	(136)	16,977	(43)	1,965

Totals	$(247)	26,925	(43)	1,965

The unrealized losses on twenty-six investment securities held to maturity at September 30, 2014 were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Securities with a carrying amount of approximately $2.0 million at September 30, 2014 and December 31, 2013 were pledged to the Housing Authority of the City of Plant City, Florida for deposit accounts held at the Company.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3) Loans

The loan portfolio segments and classes are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Real estate mortgage loans:
One-to four-family residential	$55,858	59,976
Commercial	22,740	23,900
Multi-family	9,329	3,363
Land and construction	7,518	6,514

Total real estate mortgage loans	95,445	93,753

Commercial loans	16,340	17,358
Consumer loans	1,312	2,277

Total loans	113,097	113,388

Deduct:
Deferred loan fees, net	(136)	(147)
Allowance for loan losses	(1,796)	(1,718)
Undisbursed loan proceeds	(229)	(260)

Loans, net	$110,936	111,263

The Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk. All loans are underwritten in accordance with policies set forth and approved by the Company’s board of directors. The portfolio segments identified by the Company are as follows:

Real Estate Mortgage Loans. Real estate mortgage loans are typically segmented into four classes: one-to four-family residential, commercial, multi-family and land and construction.

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

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3) Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Mortgage Loans	Commercial Loans	Consumer Loans	Unallocated	Total
Three Months Ended September 30, 2014:
Beginning balance	$1,517	245	9	—	1,771

(Credit) provision for loan losses	(6)	24	2	—	20
Charge-offs	(14)	—	(4)	—	(18)
Recoveries	3	19	1	—	23

Ending balance	$1,500	288	8	—	1,796

Three Months Ended September 30, 2013:
Beginning balance	$1,484	160	12	252	1,908
Provision (credit) for loan losses	141	28	(1)	(168)	—
Charge-offs	(212)	—	—	—	(212)
Recoveries	23	6	—	—	29

Ending balance	$1,436	194	11	84	1,725

Nine Months Ended September 30, 2014:
Beginning balance	1,417	208	10	83	1,718
Provision (credit) for loan losses	84	661	(2)	(83)	660
Charge-offs	(20)	(626)	(9)	—	(655)
Recoveries	19	45	9	—	73

Ending balance	$1,500	288	8	—	1,796

Nine Months Ended September 30, 2013:
Beginning balance	1,520	189	13	554	2,276
Provision (credit) for loan losses	493	(21)	(2)	(470)	—
Charge-offs	(664)	—	(2)	—	(666)
Recoveries	87	26	2	—	115

Ending balance	$1,436	194	11	84	1,725

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3) Loans, Continued

	Real Estate Mortgage Loans	Commercial Loans	Consumer Loans	Unallocated	Total
At September 30, 2014:
Individually evaluated for impairment:
Recorded investment	$6,803	785	—	—	7,588

Balance in allowance for loan losses	$354	9	—	—	363

Collectively evaluated for impairment:
Recorded investment	$88,642	15,555	1,312	—	105,509

Balance in allowance for loan losses	$1,146	279	8	—	1,433

At December 31, 2013:
Individually evaluated for impairment:
Recorded investment	$7,035	703	—	—	7,738

Balance in allowance for loan losses	$354	—	—	—	354

Collectively evaluated for impairment:
Recorded investment	$86,718	16,655	2,277	—	105,650

Balance in allowance for loan losses	$1,063	208	10	83	1,364

The following summarizes the loan credit quality (in thousands):

	Real Estate Mortgage Loans
	One-to Four-Family Residential	Commercial	Multi- Family	Land and Construction	Commercial Loans	Consumer Loans	Total
Credit Risk Profile by Internally Assigned Grade:
At September 30, 2014:
Grade:
Pass	$53,146	19,508	9,199	7,101	15,337	1,312	105,603
Special mention	317	417	—	214	95	—	1,043
Substandard	2,395	2,815	130	203	908	—	6,451

Total	$55,858	22,740	9,329	7,518	16,340	1,312	113,097

At December 31, 2013:
Grade:
Pass	56,691	20,512	3,193	6,080	15,881	2,277	104,634
Special mention	43	429	—	—	514	—	986
Substandard	3,242	2,959	170	434	963	—	7,768

Total	$59,976	23,900	3,363	6,514	17,358	2,277	113,388

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

Special Mention – A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Company’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

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

Doubtful – A loan classified Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. At September 30, 2014 and December 31, 2013, the Company had no loans listed as doubtful in its loan credit quality.

Loss – A loan classified Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be affected in the future. At September 30, 2014 and December 31, 2013, the Company had no loans listed as loss in its loan credit quality.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3) Loans, Continued

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At September 30, 2014:
Real estate mortgage loans:
One-to four-family residential	$24	—	—	24	53,719	2,115	55,858
Commercial	—	—	—	—	21,338	1,402	22,740
Multi-family	—	—	—	—	9,199	130	9,329
Land and construction	—	—	—	—	7,331	187	7,518
Commercial loans	368	—	—	368	15,091	881	16,340
Consumer loans	2	—	—	2	1,310	—	1,312

Total	$394	—	—	394	107,988	4,715	113,097

At December 31, 2013:
Real estate mortgage loans:
One-to four-family residential	333	15	—	348	57,342	2,286	59,976
Commercial	233	—	—	233	23,220	447	23,900
Multi-family	—	—	—	—	3,193	170	3,363
Land and construction	221	—	—	221	6,079	214	6,514
Commercial loans	181	272	—	453	16,202	703	17,358
Consumer loans	51	2	—	53	2,222	2	2,277

Total	$1,019	289	—	1,308	108,258	3,822	113,388

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At September 30, 2014:
Real estate mortgage loans:
One-to four-family residential	$1,514	1,778	307	323	19	1,821	2,101	19
Commercial	394	966	4,347	4,347	335	4,741	5,313	335
Multi-family	130	269	—	—	—	130	269	—
Land and construction	111	177	—	—	—	111	177	—
Commercial loans	676	775	109	110	9	785	885	9

	$2,825	3,965	4,763	4,780	363	7,588	8,745	363

At December 31, 2013:
Real estate mortgage loans:
One-to four-family residential	1,506	1,712	317	327	19	1,823	2,039	19
Commercial	446	983	4,418	4,418	335	4,864	5,401	335
Multi-family	170	294	—	—	—	170	294	—
Land and construction	178	288	—	—	—	178	288	—
Commercial loans	703	781	—	—	—	703	781	—

	$3,003	4,058	4,735	4,745	354	7,738	8,803	354

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3) Loans, Continued

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended September 30,
	2014			2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
One-to-four-family residential	$1,636	22	32	2,568	60	69
Commercial	4,755	67	80	4,918	70	81
Multi-family	134	—	5	177	—	7
Land and construction	111	—	1	178	—	—
Commercial loans	720	—	16	708	—	3

Total	$7,356	89	134	8,549	130	160

	Nine Months Ended September 30,
	2014			2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
One-to-four-family residential	$1,653	31	53	2,367	67	93
Commercial	4,796	222	236	4,939	232	245
Multi-family	147	—	15	250	—	7
Land and construction	112	—	2	164	2	4
Commercial loans	708	—	22	708	—	17

Total	$7,416	253	328	8,428	301	366

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3) Loans, Continued

Troubled Debt Restructurings (TDRs) entered into during the three and nine months ended September 30, 2014 and 2013 are as follows (dollars in thousands):

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:

For the Three Months Ended September 30, 2014:
Commercial loans-
Modified interest rate and amortization	6	$740	116

For the Three Months Ended September 30, 2013:
Real estate mortgage loans-
One-to four-family residential loans-
Modified interest rate and amortization	1	$144	144
Commercial loans-
Modified interest rate and amortization	1	105	105

Total	2	$249	249

For the Nine Months Ended September 30, 2014:
Commercial loans-
Modified interest rate and amortization	6	$740	116

For the Nine Months Ended September 30, 2013:
Real estate mortgage loans-
One-to four-family residential loans-
Modified interest rate and amortization	1	$144	144
Commercial loans-
Modified interest rate and amortization	1	105	105

Total	2	$249	249

The allowance for loan losses on all loans that have been restructured and are considered TDRs is included in the Bank’s specific allowance for loan losses. The specific allowance for loan losses is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. TDRs that have subsequently defaulted are considered collateral-dependent.

During the three and nine months ended September 30, 2014 and 2013, the Company had no loans restructured as troubled debt restructurings that subsequently defaulted that had been modified in the previous twelve month period.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4) Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At September 30, 2014			At December 31, 2013
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$15,145	15,145	1	11,504	11,504	1
Time deposits with banks	6,860	6,860	1	9,528	9,528	1
Securities held to maturity	76,160	75,781	2	48,436	48,187	2
Loans, net	110,936	115,335	3	111,263	115,864	3
Federal Home Loan Bank stock	180	180	3	237	237	3
Accrued interest receivable	627	627	3	581	581	3

Financial liabilities:
Deposits	155,689	145,178	3	164,919	155,724	3
Off-balance-sheet financial instruments	—	—		—	—

(5) Fair Value Measurements

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At September 30, 2014:
Real estate mortgage loans:
One-to four-family residential	$532	—	—	532	242	15
Commercial	394	—	—	394	517	—
Multi-family	130	—	—	130	128	—
Land and construction	86	—	—	86	63	2
Commercial	97	—	—	97	74	2

Total	$1,239	—	—	1,239	1,024	19

At December 31, 2013:
Real estate mortgage loans:
One-to four-family residential	592	—	—	592	198	163
Commercial	446	—	—	446	517	—
Multi-family	170	—	—	170	128	128
Land and construction	151	—	—	151	106	76
Commercial	102	—	—	102	72	—

Total	$1,461	—	—	1,461	1,021	367

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5) Fair Value Measurements, Continued

Other real estate owned is recorded at fair value less estimated costs to sell. Other real estate owned which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

	At Period End					Losses
	Total	Level 1	Level 2	Level 3	Total Losses	Recorded During the Period
At September 30, 2014-
Other real estate owned	$1,098	—	1,098	428	—	—

At December 31, 2013-
Other real estate owned	$1,422	—	1,422	428	—	—

(6) Employee Stock Ownership Plan

Effective July 14, 2014, the Holding Company established an ESOP which acquired 8% of the total number of shares of common stock sold during the Company’s initial public offering. A total of 338,560 shares were acquired in exchange for a $3,385,600 indirect note payable from the Employee Stock Ownership Plan Trust to the Holding Company. The note bears interest at a variable rate based on Prime and is payable in thirty annual installments. As of September 30, 2014, no shares held by the Employee Stock Ownership Plan Trust have been released.

(7) Regulatory Matters

The Bank is required to maintain certain minimum regulatory capital requirements. The Bank is considered to be well-capitalized. The following is a summary at September 30, 2014 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Capital Ratio	Requirement
Tier I capital to total assets	19.00%	5.00%
Tier I capital to risk-weighted assets	37.26%	6.00%
Total capital to risk-weighted assets	38.52%	10.00%

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

Recent Events

The Holding Company was formed on March 7, 2014 to serve as the savings and loan holding company for the Bank. The Holding Company was formed as part of the Bank’s mutual-to-stock conversion. On July 14, 2014, the Conversion was completed and the Holding Company became the parent holding company for the Bank. A total of 4,232,000 shares of common stock were sold to depositors and the ESOP for $10.00 per share through which the Holding Company received gross offering proceeds of approximately $42.3 million. The net proceeds received were $37.4 million after offering costs and the allocation of unearned ESOP shares. The Holding Company owns all the outstanding shares of common stock of the Bank.

On October 14, 2014, the Company has hired Andrew S. Samuel as the President and Chief Executive Officer and a Director of the Company and Bank. Mr. Samuel will succeed J. Floyd Hall, who has led the Company since 1986 as President and Chief Executive Officer. Mr. Hall will remain on the Board of Directors.

On October 23, 2014, the Company appointed Bruce. R. Carr as Executive Vice President and Chief Lending Officer of the Bank. Mr. Carr will be responsible for leading, managing, and directing the day-to-day operations and expansion of the credit team.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total Assets. Total assets increased $28.5 million, or 14.6%, to $222.9 million at September 30, 2014 from $194.4 million at December 31, 2013. The increase in total assets was primarily the result of the net cash received from the recent stock offering in which a portion of the proceeds were used to purchase mortgage back securities and other investment securities held to maturity.

Cash and Cash Equivalents. Total cash and cash equivalents increased by $4.0 million, to $15.1 million at September 30, 2014 from $11.1 million at December 31, 2013. This increase in cash was a result of the Federal Reserve regulation to maintain higher cash reserves due to the increase in deposit funds held for stock subscriptions at June 30, 2014.

Investment Securities. Investment securities classified as held to maturity increased $27.8 million, or 57.2%, to $76.2 million at September 30, 2014 from $48.4 million at December 31, 2013. During the nine months ended September 30, 2014, the Company invested cash received from the stock offering and excess liquidity in $18.0 million of Mortgage-backed securities and $11.8 million in other investment securities to increase the average yield of our interest-earning assets.

Net Loans. Net loans decreased $400,000 to $110.9 million at September 30, 2014 from $111.3 million at December 31, 2013. One- to four-family residential real estate loans decreased $4.1 million, to $55.9 million at September 30, 2014 from $60.0 million at December 31, 2013 as a result of management’s strategic decision to cease holding in portfolio new one- to four-family residential real estate loans. Commercial real estate loans decreased $1.2 million, to $22.7 million at September 30, 2014 from $23.9 million at December 31, 2013 and commercial business loans decreased $1.1 million, to $16.3 million at September 30, 2014 from $17.4 million at December 31, 2013 due to loan repayments and pay-offs exceeding new loan originations. Multi-family mortgage loans increased $5.9 million, to $9.3 million at September 30, 2014 from $3.4 million at December 31, 2013 due to new loan originations of $6.2 million.

Deposits. Deposits decreased $9.2 million, or 5.6%, to $155.7 million at September 30, 2014 from $164.9 million at December 31, 2013. Noninterest-bearing accounts decreased $2.8 million to $26.3 million at September 30, 2014 from $29.1 million at December 31, 2013 due to customers having used their deposits to purchase stock in the conversion and the seasonal outflow of deposits for agricultural customers to being planting crops. Time deposits decreased $6.2 million, to $38.0 million at September 30, 2014 from $44.2 million at December 31, 2013 as a result of management’s decision to not match competitors’ higher rates in order to reduce interest expense.

Stockholder’s Equity. Total stockholders’ equity increased $37.1 million, to $63.7 million at September 30, 2014 as a result of the recent conversion to a stock company. This was partially offset by the establishment of an employee stock ownership plan of $3.4 million. No shares of the ESOP have been allocated as of September 30, 2014. Retained Income decreased by $247,000 due to a net loss for the nine months ended September 30, 2014.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the three and nine months ended September 30, 2014 and 2013. No tax-equivalent yield adjustments have been made, as we had no tax-free interest-earning assets during the periods. All average balances are monthly average balances based upon amortized costs. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest and Dividends	Average Yield/ Rate (1)	Average Balance	Interest and Dividends	Average Yield/ Rate (1)
	($ In thousands)
Interest-earning assets:
Loans	$112,054	$1,337	4.77%	$110,994	$1,415	5.10%
Securities	77,699	231	1.19	52,519	114	.87
Other (2)	15,490	33	.85	17,614	30	.68

Total interest-earning assets	205,243	1,601	3.12	181,127	1,559	3.44

Noninterest-earning assets	20,328			14,227

Total assets	$225,571			$195,354

Interest-bearing liabilities:
NOW accounts	29,887	3	.04	28,825	4	.06
Money market accounts	35,663	17	.19	40,588	19	.19
Savings accounts	26,208	7	.11	25,750	7	.11
Time deposit	39,281	44	.45	45,000	62	.55

Total interest-bearing deposits	131,039	71	.22	140,163	92	.26

Noninterest-bearing liabilities	43,295			28,691

Total liabilities	174,334			168,854

Total stockholder’s equity	51,237			26,500

Total liabilities and equity	$225,571			$195,354

Net interest income		$1,530			$1,467

Net interest-rate spread (3)			2.90%			3.18%

Net interest-earning assets (4)	$74,204			$40,964

Net interest margin (5)			2.98%			3.24%

Average interest-earning assets to average interest-bearing liabilities	1.57			1.29

(1)	Annualized.
(2)	Includes interest-earning deposits, federal funds, FHLB stock and time deposits with other banks
(3)	Net interest-rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest and Dividends	Average Yield/ Rate (1)	Average Balance	Interest and Dividends	Average Yield/ Rate (1)
	($ In thousands)
Interest-earning assets:
Loans	$111,903	4,047	4.82%	$111,508	$4,199	5.02%
Securities	60,292	455	1.01	50,210	307	.82
Other (2)	29,384	97	.44	22,124	90	.54

Total interest-earning assets	201,579	4,599	3.04	183,842	4,596	3.33

Noninterest-earning assets	17,950			15,044

Total assets	$219,529			$198,886

Interest-bearing liabilities:
NOW accounts	30,669	11	.05	30,280	12	.05
Money market accounts	37,239	52	.19	39,439	55	.19
Savings accounts	26,145	20	.10	25,569	19	.10
Time deposit	41,763	147	.47	46,210	202	.58

Total interest-bearing deposits	135,816	230	.23	141,498	288	.27

Noninterest-bearing liabilities	48,945			30,952

Total liabilities	184,761			172,450

Total stockholder’s equity	34,768			26,436

Total liabilities and equity	$219,529			$198,886

Net interest income		$4,369			$4,308

Net interest-rate spread (3)			2.81%			3.06%

Net interest-earning assets (4)	$65,763			$42,344

Net interest margin (5)			2.89%			3.12%

Average interest-earning assets to average interest-bearing liabilities	1.48			1.30

(1)	Annualized.
(2)	Includes interest-earning deposits, federal funds, FHLB stock and time deposits with other banks.
(3)	Net interest-rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and September 30, 2013

General. Net income for the three months ended September 30, 2014 was $39,000, compared to net income of $71,000 for the three months ended September 30, 2013. The decrease in net income was primarily due to an increase in noninterest expense of $149,000, partially offset by an increase in net interest income of $63,000 and an increase in noninterest income of $22,000.

Interest Income. Interest income increased $42,000, or 2.7%, to $1.6 million for the three months ended September 30, 2014 primarily as a result of a $117,000 increase in interest income on securities, partially offset by a $78,000 decrease in interest income on loans.

Interest income on securities increased $117,000, or 102.6%, to $231,000 for the three months ended September 30, 2014 as a result of the increase in the average balance of securities. The increase in interest income on securities was primarily due to the purchase of securities from the cash received in the stock offering. The average balance of securities held to maturity increased $25.2 million to $77.7 million for the three months ended September 30, 2014 from $52.5 million for the three months ended September 30, 2013 due to purchases of U.S. government-sponsored enterprise and agency obligations, Federal Home Loan Bank obligations and Mortgage-backed Securities during 2014. The average yield on investment securities held to maturity increased by 32 basis point to 1.19% for the three months ended September 30, 2014 from 0.87% for the three months ended September 30, 2013 due to the purchase of higher yielding securities.

Interest income on loans decreased $78,000, or 5.5%, to $1.3 million for the three months ended September 30, 2014 as a result of a decrease in the average yield on loans. The average yield on loans decreased by 33 basis points to 4.77% for the three months ended September 30, 2014 from 5.10% for the three months ended September 30, 2013 due to pay-offs of higher-yielding existing loans and new loan originations being added in the current low interest rate environment.

Interest Expense. Interest expense decreased $21,000, or 22.8%, to $71,000 for the three months ended September 30, 2014 from $92,000 for the three months ended September 30, 2013 due to decreases in the average balance of interest-bearing deposits and the average cost of interest-bearing deposits. The average balance of interest-bearing deposits decreased by $9.1 million during the three months ended September 30, 2014 to $131.0 million from $140.1 million for the three months ended September 30, 2013. The decrease was due to customers having used their deposits to purchase stock in the conversion and the seasonal outflow of deposits for agricultural customers. The average cost of deposits decreased by 4 basis points to 0.22% for the three months ended September 30, 2014 from 0.26% for the three months ended September 30, 2013 reflecting the lower interest rate environment.

Net Interest Income. Net interest income increased $63,000, to $1.5 million for the three months ended September 30, 2014. The increase in net interest income was primarily the result of a $33.2 million increase in our net interest earning assets as a result of the growth in our investment securities portfolio. Our net interest-rate spread decreased 28 basis points to 2.90% for the three months ended September 30, 2014 from 3.18% for the three months ended September 30, 2013. Our net interest margin decreased 26 basis points to 2.98% for the three months ended September 30, 2014 from 3.24% for the three months ended September 30, 2013.

Provision for Loan Losses. We recorded a provision for loan losses of $20,000 for the three months ended September 30, 2014 compared to no provision for the three months ended September 30, 2013. The increase in provision was primarily due to the increase in the loan portfolio during the quarter. Nonperforming loans to total loans at September 30, 2014 were 4.17% compared to 3.37% at December 31, 2013. The change was primarily due to a commercial real estate loan of $1.0 million moving to nonaccrual. Net recoveries for the three months ended September 30, 2014 were $5,000 compared to net charge-offs of $183,000 for the three months ended September 30, 2013. The increase in provision for loan losses reflects historical and expected loan losses, as well as the change in the mix of loans.

Management considers the allowance for loan losses at September 30, 2014 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income increased $22,000 to $248,000 for the three months ended September 30, 2014 from $226,000 for the three months ended September 30, 2013. The increase was primarily related to a $41,000 increase in other noninterest income from third party mortgage origination fees partially offset by a $12,000 decrease in fees and charges on loans for the three months ended September 30, 2014.

Noninterest Expense. Noninterest expense increased $149,000, or 9.5%, to $1.7 million for the three months ended September 30, 2014. The increase primarily reflected a $69,000 increase in professional services, a $43,000 increase in other expenses and a $29,000 increase in salaries and employee benefit expenses. The increase in professional fees related to the increase costs of legal and audit reporting for a public traded company. The increase in other expenses was primarily relate to special board meetings held during the period.

Income Taxes (Benefit). For the three months ended September 30, 2014, income tax benefit was $1,000 on a before tax net income of $38,000 compared to the three months ended September 30, 2013, where income taxes were $51,000 on before tax net income of $122,000. Income taxes decreased due to a decrease in income before income taxes.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and September 30, 2013

General. Net loss for the nine months ended September 30, 2014 was $247,000, compared to net income of $113,000 for the nine months ended September 30, 2013. The decrease in net income was primarily due to an increase in provision for loan losses.

Interest Income. Interest income increased $3,000 to $4.6 million for the nine months ended September 30, 2014 primarily as a result of a $148,000 increase in interest on investment securities, partially offset by a $152,000 decrease in interest income on loans.

Interest income on securities increased $148,000, or 48.2%, to $455,000 for the nine months ended September 30, 2014 as a result of the increase in the average balance and average yield of securities. The average balance of securities held to maturity increased $10.1 million to $60.3 million for the nine months ended September 30, 2014 from $50.2 million for the nine months ended September 30, 2013 due to increased purchases of Mortgage-backed securities, U.S. government-sponsored enterprise and agency obligations and Federal Home Loan Bank obligations during 2014. The average yield on investment securities held to maturity increased by 19 basis points to 1.01% for the nine months ended September 30, 2014 from .82% for the nine months ended September 30, 2013 due to the purchase of higher yielding securities.

Interest income on loans decreased $152,000, or 3.6%, to $4.0 million for the nine months ended September 30, 2014 as a result of a decrease in the average yield on loans. The average yield on loans decreased by 20 basis points to 4.82% for the nine months ended September 30, 2014 from 5.02% for the nine months ended September 30, 2013 due to pay-offs of higher-yielding existing loans and new loan originations being added in the current low interest rate environment.

Interest Expense. Interest expense decreased $58,000, or 20.1%, to $230,000 for the nine months ended September 30, 2014 from $288,000 for the nine months ended September 30, 2013 due to decreases in the average balance of interest-bearing deposits and the average cost of interest-bearing deposits. The average balance of interest-bearing deposits decreased by $5.7 million during the nine months ended September 30, 2014 to $135.8 million from $141.5 million during the nine months ended September 30, 2013. The average cost of deposits decreased by 4 basis points to .23% for the nine months ended September 30, 2014 from .27% for the nine months ended September 30, 2013 reflecting the lower interest rate environment.

Net Interest Income. Net interest income increased $61,000, to $4.4 million for the nine months ended September 30, 2014. The increase in net interest income was primarily the result of a decrease in interest expense due primarily to the downward re-pricing of our time deposits, which was more than the decrease in our interest income. In addition, our net interest earnings assets increased $23.4 million for the nine months ended September 30, 2014 as compared to the prior year. Our net interest-rate spread decreased 25 basis points to 2.81% for the three months ended September 30, 2014 from 3.06% for the three months ended September 30, 2013. Our net interest margin decreased 23 basis points to 2.89% for the three months ended September 30, 2014 from 3.12% for the three months ended September 30, 2013.

Provision for Loan Losses. We recorded a provision for loan losses of $660,000 for the nine months ended September 30, 2014 compared to no provision for the nine months ended September 30, 2013. The increase in the provision was primarily due to the charge-off of a large commercial loan relationship in the amount of $624,000 during the second quarter of 2014. Net charge-offs for the nine months ended September 30, 2014 were $582,000 compared to a net charge-offs of $551,000 for the nine months ended September 30, 2013. Nonperforming loans to total loans at September 30, 2014 were 4.17% compared to 3.37% at December 31, 2013. The change was primarily due to a commercial real estate loan of $1.0 million moving to nonaccrual. The increase in provision for loan losses reflects historical and expected loan losses, as well as the change in the mix of loans.

Management considers the allowance for loan losses at September 30, 2014 to be adequate to cover losses in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income increased $76,000, or 11.0%, to $765,000 for the nine months ended September 30, 2014 from $689,000 for the nine months ended September 30, 2013. The increase was related to a $51,000 increase in other noninterest income primarily due to $87,000 in third party mortgage origination fees for the nine months ended September 30, 2014 compared to none in 2013 and a $27,000 gain on sale of other real estate owned.

Noninterest Expense. Noninterest expense increased $161,000, to $5.0 million for the nine months ended September 30, 2014. The increase primarily reflected a $91,000 increase in professional services and a $74,000 increase in other expenses during the nine months ended September 30, 2014. The increase in professional fees relate to the increase costs of legal and audit reporting for a public traded company. The increase in other expenses was primarily relate to special board meetings held during the period.

Income Taxes (Benefit). For the nine months ended September 30, 2014, the tax benefit was $236,000 on a before tax loss of $483,000 compared to the nine months ended September 30, 2013, where income taxes were $88,000 on income before taxes of $201,000.

Asset Quality

Nonperforming Assets. We define nonperforming loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and nonaccruing troubled debt restructurings. Nonperforming assets, including nonperforming loans and other real estate owned, totaled $5.8 million, or 2.61% of total assets, at September 30, 2014 and $5.2 million, or 2.70% of total assets, at December 31, 2013. We had no accruing loans past due 90 days or more at September 30, 2014 and at December 31, 2013. The following table sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At September 30,	At December 31,
	2014	2013
	($ in thousands)
Nonaccrual loans(excluding TDR’s):
Real estate mortgage loans:
One-to-four family residential	$1,991	$2,154
Commercial	1,009	—
Land and construction	113	140
Commercial business loans	675	602
Consumer loans	—	2

Total nonaccrual loans (excluding TDR’s)	3,788	2,898

Nonaccruing TDR’s loans:
Real estate mortgage loans:
One-to-four family residential	124	132
Commercial	394	447
Multi-family	130	170
Land and construction	74	74
Commercial business loans	205	101

Total nonaccruing troubled debt restructured loans	927	924

Total nonperforming loans	4,715	3,822

Other real estate owned:
One-to-four family	310	634
Land and construction	788	788

Total other real estate owned	1,098	1,422

Total nonperforming assets	$5,813	$5,244

Total accruing troubled debt restructured loans	$4,530	$4,602

Total nonperforming loans to total loans	4.17%	3.37%
Total nonperforming assets to total assets	2.61%	2.70%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Allowance at beginning of period	$1,771	1,908	1,718	2,276

Provision for loan losses	20	—	660	—
Charge-offs:
Real estate mortgage loans:
One- to four-family residential	(11)	(163)	(17)	(348)
Commercial	—	(42)	—	(42)
Multi-family	—	(7)	—	(135)
Land and construction	(2)	—	(2)	(139)
Commercial business loans	—	—	(626)	—
Consumer loans	(5)	—	(10)	(2)

Total charge-offs	(18)	(212)	(655)	(666)

Recoveries:
Real estate mortgage loans:
One- to four-family residential	—	—	9	13
Commercial	3	7	9	46
Multi-family	—	14	1	14
Land and construction	—	2	—	14
Commercial business loans	19	6	45	26
Consumer loans	1	—	9	2

Total recoveries	23	29	73	115

Net charge-offs	5	(183)	(582)	(551)

Allowance at end of period	$1,796	1,725	1,796	1,725

Allowance to nonperforming loans	38.09%	45.13%	38.09%	45.13%

Allowance to total loans outstanding at the end of the period	1.59%	1.54%	1.59%	1.54%

Net charge-offs to average loans outstanding during the period (annualized)	.01%	(.66)%	(.69)%	(.66)%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At September 30, 2014, we had the capacity to borrow approximately $38.3 million from the Federal Home Loan Bank of Atlanta. We historically have not used Federal Home Loan Bank advances to fund our operations, and at September 30, 2014 and December 31, 2013, we had no outstanding advances from the Federal Home Loan Bank of Atlanta. We also have lines of credit at two financial institutions that would allow us to borrow up to $8.7 million and $6.0 million, respectively at September 30, 2014. Neither credit line was drawn upon at September 30, 2014.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in the nine months ended September 30, 2014 by operating activities was $999,000. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $25.2 million. During the nine months ended September 30, 2014, we purchased $30.3 million in securities held to maturity. Net cash provided by financing activities, consisting primarily of the proceeds from the stock offering and the activity in deposit accounts, was $28.3 million for the nine months ended September 30, 2014.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2014, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of 19.00% of adjusted total assets, which is above the required level of 5.00%; and total risk-based capital of 38.52% of risk-weighted assets, which is above the required level of 10.00%. Accordingly, the Bank was categorized as well-capitalized at September 30, 2014. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2014, we had outstanding commitments to originate loans of $4.1 million, unused lines of credit totaling $8.7 million, and stand-by letters of credit of $714,000. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposit that are scheduled to mature in less than one year from September 30, 2014 totaled $28.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2014, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of September 30, 2014, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

Exhibits:

3.2	Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.0	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SUNSHINE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSHINE BANCORP, INC.
Date: November 13, 2014	By:	/s/ Andrew S. Samuel
Andrew S. Samuel
President and Chief Executive Officer
(Duly Authorized Officer)
Date: November 13, 2014	By:	/s/ Vickie J. Houllis
Vickie J. Houllis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)