Form 10-K
period 2014-12-31
Sunshine Bancorp, Inc.
filed 2015-03-27
CIK 1599891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-36539

SUNSHINE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	30-0831760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

102 West Baker Street, Plant City, Florida	33563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 752-6193

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES   ☐    NO  ☒

The Registrant did not have outstanding stock as of June 30, 2014.

As of March 26, 2015, there were issued and outstanding 4,232,000 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III).

TABLE OF CONTENTS

PART I

ITEM 1.	Business

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	competition among depository and other financial institutions;

•	our success in increasing our commercial real estate and commercial business lending;

•	our ability to attract and maintain deposits and our success in introducing new financial products;

•	our ability to improve our asset quality even as we increase our commercial real estate and commercial business lending;

•	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans;

•	technological changes that may be more difficult or expensive than expected;

•	changes in consumer spending, borrowing and savings habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Annual Report on Form 10-K.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

In this Annual Report on Form 10-K, the terms “we,” “our,” and “us” refer to Sunshine Bancorp, Inc. and Sunshine Bank, unless the context indicates another meaning. In addition, we sometimes refer to Sunshine Bancorp, Inc. as “Sunshine Bancorp,” and to Sunshine Bank as the “Bank.”

Sunshine Bancorp, Inc.

Sunshine Bancorp, Inc. was incorporated as a Maryland corporation in March 2014 and owns all of the outstanding shares of common stock of Sunshine Bank as a result of the conversion from mutual to stock form of Sunshine Bank on July 14, 2014. Also on July 14, 2014, Sunshine Bancorp completed its initial public offering of common stock. In the offering, Sunshine Bancorp sold a total of 4,232,000 shares of its common stock for an aggregate of $42.3 million in gross offering proceeds. Sunshine Bancorp has not engaged in any business to date other than owning the common stock of Sunshine Bank. At December 31, 2014, we had total consolidated assets of $229.8 million, total deposits of $163.9 million and total stockholders’ equity of $61.6 million.

On February 4, 2015, Sunshine Bancorp entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Sunshine Bancorp, Sunshine Interim Corp., a wholly-owned subsidiary of Sunshine Bancorp (“Merger Sub”) and Community Southern Holdings, Inc. (“CS Holdings”), pursuant to which (i) Merger Sub will be merged with and into CS Holdings, with CS Holdings as the surviving entity (the “Merger”), (ii) immediately thereafter, it is anticipated that CS Holdings will merge with and into Sunshine Bancorp, with Sunshine Bancorp as the surviving entity, and (iii) immediately thereafter, Community Southern Bank, the bank subsidiary of CS Holdings, will be merged with and into Sunshine Bank, the savings bank subsidiary of Sunshine Bancorp, with Sunshine Bank as the surviving bank.

Under the terms of the Merger Agreement, stockholders of CS Holdings will receive a cash payment equal to eleven dollars and sixty-six cents ($11.66) for each share of CS Holdings common stock, subject to possible adjustment. The aggregate merger consideration, excluding any upward price adjustment, is approximately $30.8 million, which includes the cash out of in the money stock options and warrants.

The transaction has been approved by the Board of Directors of each company and is expected to close either late in the second quarter or early in the third quarter of 2015. Completion of the Merger is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of CS Holdings’ stockholders.

Our main office is located at 102 West Baker Street, Plant City, Florida 33563, and our telephone number at this address is (813) 752-6193. Our website address is www.mysunshinebank.com. Information on our website is not incorporated into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K.

Sunshine Bank

Sunshine Bank is a federal stock savings bank. It was first organized in 1954 as a federal mutual savings and loan association under the name First Federal Savings and Loan Association of Plant City. In 1975, the Bank changed its name to Sunshine State Federal Savings and Loan Association. In connection with the recent completion of the offering of Sunshine Bancorp’s shares, the Bank changed its charter from a federal mutual savings and loan association to a federal stock savings bank and changed its name to Sunshine State Bank. In 2014, the Bank changed its name to Sunshine Bank.

On December 18, 2013, the Board of Directors of Sunshine Bank adopted a plan of conversion and reorganization (the “Plan”). The Plan provided for the reorganization of Sunshine Bank from a federally-chartered mutual savings and loan association into a federally-chartered stock savings bank, the formation of Sunshine Bancorp as the stock holding company of Sunshine Bank and an offering by Sunshine Bancorp of shares of its common stock to eligible depositors of Sunshine Bank and to our tax-qualified employee benefit plans. The Plan was approved by the Office of the Comptroller of the Currency (the “OCC”) and the holding company application of Sunshine Bancorp was approved by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Plan was approved by the affirmative vote of a majority of the total votes eligible to be cast by the voting members of Sunshine Bank at a special meeting held on June 25, 2014.

Effective October 14, 2014, Sunshine Bancorp and Sunshine Bank appointed Andrew S. Samuel, President and Chief Executive Officer. The hiring of Mr. Samuel, who was formerly President and Chief Executive Officer of Susquehanna Bank, was part of the Board’s long-term strategy to continue to transform Sunshine Bank from a traditional thrift lender into a full-service community bank with an increased focus on commercial lending. Following Mr. Samuel’s appointment, the Board of Directors of Sunshine Bank reconstituted the senior management of Sunshine Bank by adding bankers who have many years of experience in both commercial lending and integrating banks through acquisition. Recent new hires included a new Chief Lending Officer, a new Chief Credit Officer, a new Chief Technology Officer and a new Senior Vice President of Corporate Development. In addition, three new appointments were made to the Board of Directors of Sunshine Bancorp and Sunshine Bank to further expand the breadth of experience of the Board. Sunshine Bancorp believes these management changes will further both its strategies for organic growth and growth by acquisition.

Our principal business has consisted of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial real estate loans, commercial business loans and, to a lesser extent, multi-family real estate, land and construction and consumer loans. Beginning in the fourth quarter of 2013, we changed our business strategy to focus on increasing our originations of commercial real estate and commercial business loans and to discontinue originating new fixed rate one- to four-family residential real estate loans for retention in our portfolio. We also invest in securities, which consist primarily of U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored enterprise mortgage-backed securities and securities and obligations of U.S. government-sponsored enterprises and the Federal Home Loan Bank. We offer a variety of deposit accounts to consumers and small businesses, including savings accounts, NOW accounts, money market accounts and certificate of deposit accounts. We also offer online banking services and remote deposit capture. We conduct our operations from our main office in Plant City, Florida and our four additional full-service banking offices located in Brandon, Riverview, Zephyrhills and Plant City, Florida. We provide financial services to individuals, families and businesses primarily located in Hillsborough County and Pasco County, Florida. Our main office is located at 102 West Baker Street, Plant City, Florida 33563, and our telephone number at this address is (813) 752-6193.

Market Area

We conduct our operations from our main office and four full-service banking offices located in Hillsborough County and Pasco County, Florida. Our primary deposit market includes the areas surrounding our banking offices in Hillsborough County and Pasco County, Florida. Our primary lending market includes Hillsborough and Pasco Counties and the surrounding communities. We occasionally make loans secured by properties located outside of our primary lending market, usually to borrowers with whom we have an existing relationship and who have a presence within our primary market.

Hillsborough and Pasco Counties are primarily suburban and rural and contain a diverse cross section of economic sectors, with a mix of retail, agriculture, services, health care facilities and vacation and retirement communities. The Bank’s offices are located east of Tampa, Florida, and west of Lakeland, Florida. Plant City, Florida, the location of the Bank’s main office, is generally more rural than the towns of Brandon and Riverview, which are primarily suburban in nature due to their proximity to Tampa, Florida. Plant City is known for its strawberry production and annual strawberry festival. Zephyrhills is located northeast of Tampa and is primarily known for its bottled water company.

The economy of the State of Florida is recovering from the effects of the recession. The unemployment rate in Florida was 5.7%, with Hillsborough County reporting an unemployment rate of 5.5% and Pasco County reporting an unemployment rate of 6.1% as of December 2014. This compares to the national average of 5.6% as of December 2014. The median sales price of a single family home in the State of Florida continues to show slow increases.

According to the latest U.S. Census estimates, Florida had a population of 19.9 million as of the end of 2014, of which 1.3 million people resided in Hillsborough County and 479,000 resided in Pasco County. Florida’s total population increased by 5.8% from 2010 to 2014 compared to a 3.3% increase nationally. Hillsborough County’s population increased by 5.9% from 2010 to 2014, which was above the state average, compared to a 3.2% increase in Pasco County, which was slightly below the state average.

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.

As of June 30, 2014 (the latest date for which information is available), our deposit market share was less than 1.0% of total deposits in each of Hillsborough County and Pasco County, Florida.

Lending Activities

General. Our principal lending activity has been the origination of one- to four-family residential real estate loans, commercial real estate loans, commercial business loans and, to a lesser extent, multi-family real estate, land and construction loans and consumer loans. Our primary business has been the origination of one- to four-family residential real estate loans, the majority of which have been fixed-rate loans. At December 31, 2014, one- to four-family residential real estate loans totaled $52.7 million, comprising 47.7% of our gross loan portfolio. Historically, we have retained in our portfolio nearly all of the loans that we have originated. After considering our interest-rate risk position, local market conditions, the yield on our loan portfolio and our asset quality, beginning in the fourth quarter of 2013, we changed our business strategy to focus on increasing our originations of commercial real estate and commercial business loans. We no longer intend to hold in portfolio new fixed rate one- to four-family residential real estate loans. Instead, we will take and process loan applications for one- to four-family residential real estate loans, but allow third party mortgage companies to underwrite and close such loans and pay us a commission. We expect to target our commercial loan products to small business customers in our market area. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy” for more information regarding our new strategy for lending activities.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale of $2.0 million at December 31, 2014

	At December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgage loans:
One- to four-family residential (1)	$52,708	47.65%	$59,976	52.89%	$64,674	55.40%
Commercial	22,043	19.93	23,900	21.08	26,487	22.69
Multi-family	10,622	9.60	3,363	2.97	2,500	2.14
Land and construction	7,075	6.40	6,514	5.74	7,361	6.30
Commercial business loans	16,773	15.16	17,358	15.31	14,194	12.16
Consumer loans	1,398	1.26	2,277	2.01	1,531	1.31

	110,619	100.00%	113,388	100.00%	116,747	100.00%

Less:
Deferred loan fees	(124)		(147)		(159)
Allowance for losses	(1,726)		(1,718)		(2,276)
Undisbursed loan proceeds	(103)		(260)		(274)

Total loans	$108,666		$111,263		$114,038

(1)	Included $644,000, $811,000 and $974,000 of home equity loans as of December 31, 2014, 2013 and 2012, respectively.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

December 31, 2014	One- to Four- Family Residential Real Estate	Commercial Real Estate	Multi- Family Real Estate	Land and Construction
	(In thousands)
Amounts due in:
One year or less	$245	$298	$—	$1,644
More than one to two years	95	—	—	65
More than two to three years	241	200	—	37
More than three to five years	1,038	1,633	—	1,184
More than five to ten years	4,656	4,512	—	720
More than ten to 15 years	6,137	4,062	2,902	1,627
More than 15 years	40,296	11,338	7,720	1,798

Total	$52,708	$22,043	$10,622	$7,075

December 31, 2014	Commercial Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$10,982	$462	$13,631
More than one to two years	815	186	1,161
More than two to three years	990	268	1,736
More than three to five years	3,235	405	7,495
More than five to ten years	465	77	10,430
More than ten to 15 years	—	—	14,728
More than 15 years	286	—	61,438

Total	$16,773	$1,398	$110,619

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth our fixed-rate and adjustable-rate loans at December 31, 2014 that are contractually due after December 31, 2015.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(In thousands)
Real estate mortgage loans:
One- to four-family residential	$39,468	$12,995	$52,463
Commercial	4,190	17,555	21,745
Multi-family	—	10,622	10,622
Land and construction	1,519	3,912	5,431
Commercial business loans	5,351	440	5,791
Consumer loans	936	—	936

Total loans	$51,464	$45,524	$96,988

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). In addition, we have established an in-house limit that is less than the legal limits on loans to one borrower. Our in-house limit was $5.0 million at December 31, 2014, which is equal to 15% of Sunshine Bank’s unimpaired capital and surplus. At December 31, 2014, our largest credit relationship totaled $4.2 million, secured by a Recreational Vehicle Park and other commercial real estate. Our second largest relationship at December 31, 2014 was $3.6 million, secured by a mini-warehouse and a single family home in our market area. At December 31, 2014, both of these loan relationships were performing in accordance with their current terms.

Our lending activities follow written, nondiscriminatory underwriting standards and loan origination procedures established by the board of directors. In the approval process for residential loans, we assess the borrower’s ability to repay the loan and the value of the property securing the loan. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of commercial real estate loans, we also review projected income, expenses and the viability of the project being financed. We generally require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers who are approved by our board of directors. We generally require borrowers to obtain title insurance or an ownership and encumbrance report relating to the title of the property. All real estate secured loans generally require fire and casualty insurance and, if warranted, flood insurance in amounts at least equal to the principal amount of the loan or the maximum amount available. Our loan approval policies and limits are also established by our board of directors. All loans originated by the Bank are subject to our underwriting guidelines.

In December 2014, the Board approved new lending authorities in order to be able to more efficiently service our commercial customers. The Officer’s Loan Committee (OLC) was expanded to include the SVP, Credit Administration, the Chief Lending Officer and the Chief Risk Officer. Each of these individuals have extensive experience in the approval of commercial loans. OLC was given authority to approve loans beginning over $500,000 up to and including $3.0 million. In addition, a Director’s Loan Committee (DLC) was formed to approve loans over $3.0 million up to the legal lending limit of the Bank (with the exception of Regulation O (insider) loans which need to be approved by the Board of Directors).

The new structure prohibits any single signature loan authority. Dual signatures are in effect up to $500,000. The Chief Executive Officer and Chief Risk Officer have been given dual signature authority up to $3.0 million in situations where timing is essential. These approvals must be ratified by OLC at the next meeting.

One- to Four-Family Residential Real Estate Lending. The focus of our lending program historically has been the origination of one- to four-family residential real estate loans. At December 31, 2014, we had $52.7 million of loans secured by one- to four-family real estate, representing 47.7% of our total loan portfolio. Our one- to four-family residential real estate loans typically have terms of 15 to 30 years. We primarily originated fixed-rate residential mortgage loans, but we also offer adjustable-rate residential mortgage loans and home equity loans. At December 31, 2014, 75.3% of the one- to four-family residential mortgage loans held in our portfolio were fixed-rate loans, and 24.7% were adjustable-rate loans. We have retained in our portfolio nearly all of the one- to four-family residential real estate loans that we have originated. At December 31, 2014, almost all of our one- to four-family residential loans were secured by properties located in our market area. We have offered on a limited basis one- to four-family residential real estate loans secured by non-owner occupied properties. Generally, we required personal guarantees from the borrowers on these properties, and did not make loans in excess of 80% loan to value on non-owner occupied properties.

Our fixed-rate one- to four-family residential real estate loans were generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” Conforming loans can be sold in the secondary market if we chose to do so. We generally originated both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2014 was generally $417,000 for single-family homes in our market area. We also originated jumbo loans, which were loans that exceeded the lending limit for conforming loans. Jumbo loans that we originated typically had 15 to 30 year terms and maximum loan-to-value ratios of 80%. At December 31, 2014, we had $6.6 million of jumbo loans. We did not offer any FHA and VA loans.

We generally limited the loan-to-value ratios of our one- to four-family residential mortgage loans to 80% of the purchase price or appraised value of the property, whichever was less. In addition, we made one- to four-family residential mortgage loans with loan-to-value ratios between 80% and 95% of the purchase price or appraised value of the property, whichever is less, where the borrower obtained private mortgage insurance.

Our adjustable-rate one- to four-family residential real estate loans generally have fixed rates for initial terms of three years, and adjust annually thereafter at a margin. In recent years, this margin has been 275 basis points over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year. The maximum amount by which the interest rate may be increased or decreased is generally 2.00% per adjustment period, and the lifetime interest rate cap is generally 6.00% over the initial interest rate of the loan.

All residential mortgage loans that we originated include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage, and the loan is not repaid. All borrowers were required to obtain title insurance for the benefit of the Bank. We also required homeowner’s insurance and fire and casualty insurance and, where circumstances warranted, flood insurance on properties securing real estate loans.

As part of our new strategy to no longer retain in our portfolio new residential mortgage loans, beginning in the fourth quarter of 2013, we began to use the services of unaffiliated mortgage banking companies to close and fund one- to four-family residential mortgage loans. These loans are generally underwritten in accordance with secondary market standards. Our lending staff takes the loan applications and prepares the materials for submission to a mortgage banking company for underwriting, final processing and closing. These loans are funded by a mortgage banking company. Through our relationships with mortgage banking companies, we can assist applicants in obtaining financing, but we are not required to retain any loan in our portfolio. We receive a commission from mortgage banking companies based on the loan balance for each loan that is closed. We may in the future look to develop relationships with other correspondent banks and originate for sale long-term fixed rate residential real estate loans while retaining adjustable-rate residential real estate loans in our portfolio.

Commercial Real Estate and Multi-Family Lending. Consistent with our new strategy to increase the yield on our loan portfolio and reduce our exposure to interest rate risk, we are focused on increasing our originations of commercial real estate loans, with a target loan size of up to $2.0 million, to small businesses in our market area. At December 31, 2014, we had $32.7 million in commercial real estate and multi-family loans, representing 29.5% of our total loan portfolio.

Our commercial real estate and multi-family loans generally have terms of 15 to 20 years and have adjustable interest rates. The adjustable rate loans are typically fixed for the first five years and adjust annually thereafter. Our commercial real estate and multi-family loans are generally tied to a margin above the prime rate. The maximum loan-to-value ratio of our commercial real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan. Our commercial real estate loans are typically secured by churches, agricultural, medical, retail service, or other commercial properties. At December 31, 2014, we had $18.8 million of non-owner occupied commercial real estate loans of which $10.9 million were secured by multi-family loans and $6.2 million of loans were secured by industrial properties.

At December 31, 2014, the average loan balance of our outstanding commercial real estate and multi-family loans was $300,000, and the largest of such loans was a $3.4 million loan secured by a mini-warehouse in our market. This loan was a performing troubled debt restructuring at December 31, 2014.

We consider a number of factors in originating commercial real estate and multi-family loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service ratio of at least 1.25x.

Personal guarantees are generally obtained from the principals of commercial real estate and multi-family loan borrowers, although this requirement may be waived in limited circumstances depending upon the loan-to-value ratio and the debt service ratio associated with the loan. We require property and casualty insurance and flood insurance if the property is in a flood zone area. In addition, borrowers are required to obtain title insurance unless the balance of the loan is less than $35,000. In such cases, we will require an ownership and encumbrance report relating to the title of the property.

Commercial and multi-family real estate loans entail greater credit risks compared to one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial and multi-family real estate than residential properties.

Commercial Business Lending. At December 31, 2014, we had $16.8 million of commercial business loans, representing 15.2% of our total loan portfolio. Our business strategy is to increase our originations of commercial business loans. We offer regular lines of credit and revolving lines of credit with terms of up to 12 months with a target loan size of $100,000 to $2.0 million to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically adjustable-rate and are generally priced on a floating rate basis utilizing the prime rate. We generally obtain personal guarantees with respect to all commercial business lines of credit.

We typically originate commercial business loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and the underlying assumptions, and the value and marketability of any collateral securing the loan. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial business loans that we originate have greater credit risk than one- to four-family residential real estate loans or, generally, consumer loans. In addition, commercial business loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.

At December 31, 2014, the average loan balance of our outstanding commercial business loans was $99,000, and the largest outstanding balance was a $979,000 loan, which is collateralized by a certificate of deposit. This loan was performing in accordance with its original terms at December 31, 2014.

We believe that commercial business loans will provide growth opportunities for us, and we expect to increase this business line in the future in order to develop banking relationships with depositors and related commercial lending customers.

Land and Construction Lending. At December 31, 2014, $7.1 million, or 6.4% of our total loan portfolio, consisted of land and construction loans. Of these, $3.9 million were loans collateralized by land used for agriculture, $1.9 million were loans collateralized by raw land or land used for home construction and $1.3 million were loans secured by land for speculative or commercial use. At December 31, 2014, our largest land and construction loan was a $1.5 million loan secured by a tomato farm in Manatee County, which is located in/adjacent to our primary market area. This loan was performing in accordance with its original terms at December 31, 2014.

We offer both fixed-rate and adjustable-rate land and construction loans, although most of these loans have fixed interest rates. These loans generally have initial terms of three to five years, amortization periods of not more than 15 years with a balloon payment generally due at the end of the initial term. The maximum loan-to-value of these loans is 80% of the lesser of the appraised value or the purchase price of the property.

Land and construction lending generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction or land loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Land and construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. Land loans pose additional risk because the property generally does not produce income and may be relatively illiquid.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area. At December 31, 2014, our consumer loan portfolio totaled $1.4 million, or 1.3% of our total loan portfolio, and $375,000 of our consumer loans were unsecured (excluding overdraft accounts).

Consumer loans have a fixed-rate of interest for a term of up to 5 years, depending on the type of collateral and the creditworthiness of the borrower. Our consumer loans may be secured by deposits, automobiles, boats, motorcycles or recreational vehicles. Consumer loans are generally limited to 80% of the purchase price (excluding sales tax) with respect to new vehicles, and 100% of NADA retail value or cost, whichever is less, with respect to used vehicles.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer and other loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are unsecured or secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are primarily dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Loan Originations, Participations, Purchases and Sales.

Most of our loan originations are generated by our loan personnel operating at our main office and other banking office locations. All loans we originate are underwritten pursuant to our policies and procedures, which are approved by the Board of Directors. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and pricing levels established by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our loan originations can vary from period to period.

We generally hold all of the loans we originate in our portfolio. In December 2014, to enhance our asset quality, management solidified the balance sheet by selling or listing for sale approximately $5.0 million in loans. Of the $5.0 million, the Bank sold $2.1 million in classified commercial real estate loans in 2014 and the remaining principal balance of $2.9 million (less previous charge offs) was transferred to held for sale at year end 2014 at a net amount of $1.8 million. These loans were subsequently sold in January 2015. We have not purchased any loans or entered into any participations with other banks.

Delinquencies, Classified Assets and Nonperforming Assets

Delinquency Procedures. When a residential mortgage loan or consumer loan becomes more than 15 days delinquent, Sunshine Bank’s computer system sends an automatic notice advising the borrower of the delinquency. If the mortgage loan remains delinquent 30 days after the due date, Sunshine Bank sends a 30-day default letter giving the borrower approximately 10 days to cure the delinquency. This letter also includes credit counseling information. If the loan still remains delinquent following the 30-day letter, an additional letter is sent at approximately 45 days from the due date giving the borrower an additional 10 days to bring the loan current. If the loan is not made current by approximately 60 days from the due date, a demand letter is sent by regular and certified mail giving the borrower 30 days to cure the delinquency or foreclosure proceedings will begin. If the borrower fails to bring the loan current within 90 days from the due date or fails to make arrangements to make the loan current over a longer period of time, the matter is referred to legal counsel and foreclosure or other collection proceedings are instituted. Beginning in 2014 under Florida law, Sunshine Bank could not begin foreclosure proceedings on a borrower’s principal residence until the mortgage obligation was more than 120 days delinquent.

Commercial business and commercial real estate delinquent borrowers are contacted approximately 10 days after the past due date and in writing thereafter. Due to different default provisions, collection efforts are loan specific for commercial loans in compliance with applicable Florida law.

Delinquent Loans. The following table sets forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	At December 31,
	2014			2013			2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate mortgage loans:
One- to four-family residential	$59	$—	$—	$508	$207	$1,266	$1,461	$21	$1,300
Commercial	—	—	—	233	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	308
Land and construction	—	—	—	221	27	151	337	107	—
Commercial business loans	167	94	72	181	272	601	249	266	936
Consumer loans	2	—	—	51	2	2	12	—	16

Total	$228	$94	$72	$1,194	$508	$2,020	$2,059	$394	$2,560

Nonaccrual Loans. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal or interest and is recognized on the cash basis or cost recovery method. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. At December 31, 2014, we had $570,000 in nonaccrual loans (excluding non-accruing troubled debt restructurings), consisting primarily of commercial business loans.

Troubled Debt Restructurings. Loans are classified as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modification of the terms of such loans were one of the following: a reduction of the stated interest rate of the loan for some period of time, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or an extension of time to make payments with the delinquent payments added to the principal of the loan. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. No additional loan commitments were outstanding to our troubled debt restructured borrowers at December 31, 2014.

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual troubled debt restructurings. At December 31, 2014, we had $322,000 in nonaccrual troubled debt restructurings. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments and demonstrated ability to continue to repay. At December 31, 2014, we had $3.9 million in accruing troubled debt restructurings. As of December 31, 2014, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

Nonperforming Loans. Nonperforming loans (including nonaccruing troubled debt restructurings) decreased to $892,000 or 0.81% of total loans, at December 31, 2014 from $3.8 million, or 3.37% of total loans, at December 31, 2013. This decrease was primarily due to a decrease of $2.3 million in one-to-four family residential, $447,000 in commercial real estate and $74,000 in land and construction loans primarily due to loans transferred to loans held for sale and loan sales.

Nonperforming commercial business loans consisted of five loans totaling $768,000 at December 31, 2014. Nonperforming commercial real estate and multi-family loans consisted of one loan totaling $124,000 at December 31, 2014.

Other Real Estate Owned. Other real estate owned includes assets acquired through, or in lieu of, loan foreclosure and are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance are included in operations. At December 31, 2014, we had $41,000 in other real estate owned.

Nonperforming Assets. The following table sets forth the amounts and categories of our nonperforming assets at the dates indicated. We had no accruing loans past due 90 days or more at December 31, 2014, 2013 or 2012.

	At December 31,
	2014	2013	2012
	(Dollars in thousands)
Nonaccrual loans:
Real estate mortgage loans:
One- to four-family residential	$—	$2,154	$2,051
Commercial	—	—	—
Multi-family	—	—	—
Land and construction	—	140	82
Commercial business loans	570	602	867
Consumer loans	—	2	47

Total nonaccrual loans	570	2,898	3,047

Nonaccruing troubled debt restructured loans:
Real estate mortgage loans:
One- to four-family residential	—	132	—
Commercial	—	447	1,448
Multi-family	124	170	308
Land and construction	—	74	76
Commercial business loans	198	101	188
Consumer loans	—	—	—
Total nonaccruing troubled debt restructured loans	322	924	2,020

Total nonperforming loans	892	3,822	5,067

Loans Held for Sale (1)	1,829	—	—

Other real estate owned:
One- to four-family	41	634	—
Commercial	—	—	202
Multi-family	—	—	—
Land and construction	—	788	788
Commercial business loans	—	—	—
Consumer loans	—	—	—

Total other real estate owned	41	1,422	990

Total nonperforming assets	$2,762	$5,244	$6,057

Total accruing troubled debt restructured loans	$3,903	$4,602	$3,722

Total nonperforming loans to total loans	0.81%	3.37%	4.34%
Total nonperforming assets to total assets	1.20%	2.70%	3.12%

(1)	Loans held for sale were sold in January 2015.

Interest income that would have been recorded for the year ended December 31, 2014 had non-accruing loans been current according to their original terms amounted to $26,000. Interest income that would have been recorded for the year ended December 31, 2014 had troubled debt restructurings been current according to their original terms, amounted to $15,000. We did not recognize any interest income for these loans for the year ended December 31, 2014.

Other Loans of Concern. Other than $1.0 million of loans designated by management as “special mention,” there were no other loans at December 31, 2014 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management. At December 31, 2014, we had $1.0 million of loans designated as “special mention.”

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate. General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or delinquency status, or if the loan possesses weaknesses although currently performing. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.” Management reviews the status of each loan on our classified list on a monthly basis with the full board of directors.

The following table sets forth our amounts of classified loans and loans designated as special mention as of December 31, 2014, 2013 and 2012.

	At December 31,
	2014	2013	2012
	(In thousands)
Classified loans:
Substandard	$1,260	$7,768	$13,022
Doubtful	—	—	—
Loss	—	—	—

Total classified loans	$1,260	$7,768	$13,022

Special mention	$1,034	$986	$1,776

The decrease in classified assets was due to a $6.5 million reduction in substandard assets primarily due to management’s desire to solidify the balance sheet and enhance asset quality. Management initiated the sale of selected credits of $5.0 million. Of the $5.0 million, the Bank sold $2.1 million in classified commercial real estate loans in 2014 and the remaining principal balance of $2.9 million (less previous charge offs) was transferred to held for sale at year end 2014 at a net amount of $1.8 million. These loans were subsequently sold in January 2015. In addition, $870,000 in one-to four-family and $446,000 in commercial real estate loans returned to accruing status during 2014.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans, and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as the shortfall in collateral value could result in our charging off the loan or the portion of the loan that was impaired.

Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation.

Substantially all of our loans are secured by collateral. Residential real estate loans 180 days past due, consumer loans 120 days past due and all other loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using an independent appraisal, adjusted for current economic conditions and other factors, and related general or specific allowances for loan losses are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal if it has not already been obtained. Any shortfall would result in immediately charging off the portion of the loan that was impaired.

Specific Allowances for Impaired Loans. We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific impaired loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; (7) the borrower’s effort to cure the delinquency; and (8) for loans secured by real estate, the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not classified as impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by losses recognized by portfolio segment and assigning specific loss rates for specific categories of loans based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio over the preceding twenty quarters. The allowance may be adjusted for qualitative factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These qualitative factors include the existence and effect of any concentrations of credit and changes in the level of such concentrations, changes in national, regional and local economic conditions that affect the collectability of the loan portfolio, changes in levels or trends in charge-offs and recoveries, changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss, changes in the size and composition of the loan portfolio and terms of loans, changes in lending policies and procedures, risk selection and underwriting standards, changes in the experience, ability and depth of lending management and other relevant staff, quality of loan review and the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions. The qualitative factors are re-evaluated quarterly to ensure their relevance to the entire loan portfolio.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Allowance at beginning of year	$1,718	$2,276	$3,415

Provision for loan losses	2,500	—	—

Charge offs:
Real estate mortgage loans:
One- to four-family residential	(560)	(337)	(355)
Commercial	(658)	(61)	(573)
Multi-family	—	(135)	—
Land and construction	(144)	(152)	—
Commercial business loans	(1,213)	—	(390)
Consumer loans	(16)	(2)	(1)

Total charge-offs	(2,591)	(687)	(1,319)

Recoveries:
Real estate mortgage loans:
One- to four-family residential	10	13	14
Commercial	11	49	36
Multi-family	1	14	—
Land and construction	—	14	32
Commercial business loans	68	36	96
Consumer loans	9	3	2

Total recoveries	99	129	180

Net charge-offs	(2,492)	(558)	(1,139)

Allowance at end of year	$1,726	$1,718	$2,276

Allowance to nonperforming loans	193.50%	44.95%	44.92%
Allowance to total loans outstanding at the end of the year	1.56%	1.52%	1.95%
Net charge-offs to average loans outstanding during the year	2.22%	0.50%	0.96%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2014		2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate mortgage loans:
One- to four-family residential	$590	47.65%	$680	52.89%	$720	55.40%
Commercial	557	19.93	550	21.08	668	22.69
Land and construction	140	9.60	149	2.97	103	2.14
Multi-family	122	6.40	38	5.74	29	6.30
Commercial business loans	308	15.16	208	15.31	189	12.16
Consumer loans	9	1.26	10	2.01	13	1.31

Total allocated allowance	1,726	100.00%	1,635	100.00%	1,722	100.00%

Unallocated	—		83		554

Total	$1,726		$1,718		$2,276

At December 31, 2014, our allowance for loan losses represented 1.56% of total loans and 193.5% of nonperforming loans. At December 31, 2013, our allowance for loan losses represented 1.52% of total loans and 44.95% of nonperforming loans. At December 31, 2012, our allowance for loan losses represented 1.95% of total loans and 44.92% of nonperforming loans. There were $2.5 million, $558,000 and $1.1 million in net loan charge-offs during the years ended December 31, 2014, 2013 and 2012, respectively. During 2014, management implemented a strategy to solidify the balance sheet and enhance asset quality. This strategy led to an increase in charge off activity for classified and delinquent loans.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for loan losses. The OCC may require that we increase our allowance based on its judgments of information available to it at the time of its examination. Any material increase in the allowance for loan losses will adversely affect our financial condition and results of operations.

Investment Activities

General. Our investment policy is established by the board of directors. The objectives of the policy are to: (i) ensure adequate liquidity for loan demand and deposit fluctuations, and to allow us to alter our liquidity position to meet both day-to-day and long-term changes in assets and liabilities; (ii) maintain a balance of high quality investments to minimize risk; (iii) provide collateral for pledging requirements; and (iv) maximize return on our investments.

Our investment committee, consisting of our President and Chief Executive Officer, our Chief Financial Officer, our Senior Vice President-Lending and our Vice President and Chief Accounting

Officer, is responsible for implementing our investment policy, including approval of investment strategies and monitoring investment performance. The board of directors reviews monthly our investment portfolio.

We account for investment securities in accordance with Accounting Standards Codification Topic 320, “Investments — Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale. At December 31, 2014, 2013 and 2012, all of our securities were designated as held-to-maturity.

Federally-chartered savings institutions have authority to invest in various types of assets, including U.S. government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2014, our investment portfolio consisted of U.S government sponsored enterprise mortgage-backed securities, U.S. Treasury securities and securities and obligations issued by U.S. government agencies, U.S. government-sponsored enterprises or the Federal Home Loan Bank. At December 31, 2014, we owned $180,000 of Federal Home Loan Bank of Atlanta stock. As a member of Federal Home Loan Bank of Atlanta, we are required to purchase stock in the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank common stock is carried at cost and classified as restricted equity securities.

The following table sets forth the composition of our investment securities portfolio, all of which were held-to-maturity, at the dates indicated, excluding stock of the Federal Home Loan Bank of Atlanta.

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Treasury securities	$5,025	$5,030	$7,125	$7,138	$17,261	$17,313
Federal Home Loan Bank obligations	23,269	23,243	18,313	18,217	16,430	16,520
Mortgage-backed securities	17,380	17,398	—	—	—	—
U.S. government sponsored-enterprise and agency obligations	29,799	29,798	22,998	22,832	11,010	11,065

Total	$75,473	$75,469	$48,436	$48,187	$44,701	$44,898

The following table sets forth the amortized cost and estimated fair value of securities of issuers as of December 31, 2014, that exceeded 10% of our total equity as of that date.

	At December 31, 2014
	Amortized Cost	Estimated Fair Value
	(In thousands)
Federal Home Loan Bank obligations	$23,269	$23,243
Freddie Mac obligations	$15,911	$15,915
Fannie Mae obligations	$9,888	$9,913
Mortgage-backed securities	$17,380	$17,398

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2014, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our securities at December 31, 2014, were taxable securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. Treasury securities	$5,025	0.39%	$—	—%	$—	—%	$—	—%	$5,025	$5,030	0.39%
Federal Home Loan Bank obligations	3,009	0.50%	15,186	0.85%	5,074	2.04%	—	—%	23,269	23,243	1.06%
Mortgage-backed securities	—	—%	—	—%	—	—%	17,380	2.00%	17,380	17,398	2.00%
U.S. government sponsored enterprise and agency obligations	2,001	0.37%	24,890	1.15%	2,908	2.38%	—	—%	29,799	29,798	1.22%

Total	$10,035	0.42%	$40,076	1.03%	$7,982	2.16%	$17,380	2.00%	$75,473	$75,469	1.29%

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We may also use borrowings, primarily Federal Home Loan Bank of Atlanta advances, to supplement cash flow needs, as necessary. In addition, we receive funds from scheduled loan payments, loan prepayments, retained income and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents and businesses within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold, any brokered deposits. At December 31, 2014, our core deposits, which are deposits other than certificates of deposit, were $127.7 million, representing 77.9% of total deposits.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to generate deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.

The following table sets forth the distribution of total deposits by account type for the years indicated.

	For the Year Ended December 31,
	2014			2013			2012
	Average Balance Amount	Percent	Average Rate	Average Balance Amount	Percent	Average Rate	Average Balance Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest-bearing	$41,889	23.83%	—%	$27,447	16.37%	—%	$23,855	14.31%	—%
NOW	30,659	17.44	0.05	30,123	17.96	0.05	28,892	17.33	0.09
Money market	36,776	20.92	0.18	38,867	23.18	0.19	38,518	23.10	0.22
Savings	25,977	14.78	0.10	25,493	15.20	0.10	24,669	14.80	0.17
Certificates of deposit	40,459	23.02	0.47	45,758	27.29	0.57	50,780	30.46	0.80

Total	$175,760	100.00%	0.17%	$167,688	100.00%	0.22%	$166,714	100.00%	0.34%

As of December 31, 2014, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $12.3 million. The following table sets forth the maturity of these certificates as of December 31, 2014.

At December 31, 2014
(In thousands)
Maturity Period:
Three months or less	$4,684
Over three through six months	1,899
Over six through twelve months	2,335
Over twelve months	3,415

Total	$12,333

Borrowings. We may obtain advances from the Federal Home Loan Bank of Atlanta upon the security of our capital stock in the Federal Home Loan Bank of Atlanta and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We had no borrowings outstanding as of December 31, 2014 and 2013. Other than as required by federal regulations to test our borrowing capabilities, we did not utilize any borrowings during the years ended December 31, 2014 and 2013. At December 31, 2014, based on available collateral and our ownership of FHLB stock, we had access to additional Federal Home Loan Bank advances of up to $37.9 million. We also have lines of credit at two financial institutions that would allow us to borrow up to $14.7 million at December 31, 2014. Neither credit line was drawn upon at December 31, 2014.

Subsidiary Activities

Sunshine Bank is the wholly-owned subsidiary of Sunshine Bancorp. Sunshine Bancorp has no other subsidiaries.

Employees

As of December 31, 2014 we had 74 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at http://www.mysunshinebank.com/. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

Regulation and Supervision

As a federal savings bank, Sunshine Bank is subject to examination and regulation by the OCC, and is also subject to examination by the FDIC. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Sunshine Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Sunshine Bank also is regulated to a lesser extent by the Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. Sunshine Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau. Sunshine Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. The OCC examines Sunshine Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Sunshine Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts, the form and content of Sunshine Bank’s loan documents and certain consumer protection matters.

As a savings and loan holding company, Sunshine Bancorp is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. Sunshine Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to Sunshine Bank and Sunshine Bancorp. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Sunshine Bank and Sunshine Bancorp. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Sunshine Bancorp, Sunshine Bank and their operations.

Dodd-Frank Act

The Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies, as well as changes that affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Sunshine Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets are still examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage originations.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations or have not been issued in final form. The full impact on our operations cannot yet fully be assessed. However, it is likely that the Dodd-Frank Act will result in an increased regulatory burden and compliance, operating and interest expense for Sunshine Bank and Sunshine Bancorp.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Sunshine Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts. Sunshine Bank may also establish subsidiaries that may engage in certain activities not otherwise permissible for Sunshine Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements. For 2014, Federal regulations required federal savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% core capital to assets leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system), and an 8% risk-based capital ratio.

The risk-based capital standard for federal savings banks required the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the regulations, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained income), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a federal savings bank that retains credit risk in connection with an asset sale is required to maintain additional regulatory capital because of the purchaser’s recourse against the savings bank. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2014, Sunshine Bank’s capital exceeded all applicable requirements.

New Capital Rule. On July 9, 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), establishes a uniform minimum leverage ratio of 4%, increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period. Sunshine Bank has the one-time option in the first quarter of 2015 to permanently opt out of the inclusion of accumulated other comprehensive income in its capital calculation. Sunshine Bank will opt out in order to reduce the impact of market volatility on its regulatory capital levels.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 day past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule became effective for Sunshine Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets increasing each year until fully implemented at 2.5% on January 1, 2019.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2014, Sunshine Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Sunshine Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Sunshine Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business. A federal savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to enforcement action for a violation of law.

Alternatively, Sunshine Bank may satisfy the QTL test by qualifying as a “domestic building and loan association,” or “DBLA” as defined in the Internal Revenue Code of 1986, as amended. As of December 31, 2014, Sunshine Bank qualified as DBLA. Under the DBLA test, Sunshine Bank must maintain at least 60% of its “portfolio assets” in “qualified assets,” similar to the QTL test. At December 31, 2014, Sunshine Bank maintained 64.2% of its portfolio assets in qualified assets and, therefore, satisfied the DBLA test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A federal savings bank must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net earnings for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a savings and loan holding company, such as Sunshine Bank, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

•	the federal savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings bank also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, Sunshine Bank’s ability to pay dividends will be limited if Sunshine Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Sunshine Bancorp to pay dividends to its stockholders. See “— New Capital Rule.”

Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the OCC is required to assess the federal savings bank’s record of compliance with the Community Reinvestment Act. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Sunshine Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution, such as Sunshine Bank. Sunshine Bancorp is an affiliate of Sunshine Bank because of its control of Sunshine Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Federal regulations require savings banks to maintain detailed records of all transactions with affiliates.

Sunshine Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Sunshine Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Sunshine Bank’s loan committee or board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings bank. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations. The OCC is required by law to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital.

OCC prompt corrective action regulations in 2014 stated that to be adequately capitalized, Sunshine Bank needed a Tier 1 leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. To be well-capitalized, Sunshine Bank needed a Tier 1 leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. A savings bank that had total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 risk-based capital ratio that generally was less than 4.0% was considered to be undercapitalized. A savings bank that had total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that was less than 3.0% was considered to be “significantly undercapitalized.” A savings institution that had a tangible capital to assets ratio equal to or less than 2% was deemed to be “critically undercapitalized.”

Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date that a federal savings bank is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings bank that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the savings bank’s assets at the time it was deemed to be undercapitalized by the OCC or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as a restrictions on capital distributions and asset growth. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings bank, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2014, Sunshine Bank met the criteria for being considered “well capitalized.”

In addition, the final capital rule adopted in July 2013 revised the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule when it became effective on January 1, 2015. Under the new standards, in order to be considered well-capitalized, Sunshine Bank would have to have a common equity Tier 1 ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged), and a Tier 1 leverage ratio of 5.0% (unchanged).

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Sunshine Bank. Deposit accounts in Sunshine Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates.

The FDIC issued a final rule that redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. The final rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2014, the annualized FICO assessment was equal to 0.64 of a basis point of total assets less tangible capital.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Sunshine Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. Sunshine Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Sunshine Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2014, Sunshine Bank was in compliance with this requirement. While Sunshine Bank’s ability to borrow from the Federal Home Loan Bank of Atlanta provides an additional source of liquidity, Sunshine Bank has historically not used advances from the Federal Home Loan Bank to fund its operations.

Other Regulations

Interest and other charges collected or contracted for by Sunshine Bank are subject to state usury laws and federal laws concerning interest rates. Sunshine Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. Sunshine Bank is evaluating recent regulations and proposals, and devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.

The operations of Sunshine Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Sunshine Bancorp is a savings and loan holding company within the meaning of Home Owners’ Loan Act. As such, Sunshine Bancorp is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over Sunshine Bancorp and any future non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, the business activities of Sunshine Bancorp are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met (including electing such status), or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. As of December 31, 2014, Sunshine Bancorp, Inc. has not elected financial holding company status.

Federal law prohibits a savings and loan holding company, including Sunshine Bancorp, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

•	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

•	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Legislation was enacted in December 2014 which requires the Federal Reserve Board to amend its “Small Bank Holding Company” Policy Statement to extend the applicability to bank and savings and loan holding companies of up to $1 billion in assets. That will exempt such holding companies from the consolidated holding company capital requirements.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of managerial and financial strength to their subsidiary savings and loan associations by providing capital, liquidity and other support in times of financial stress.

Dividends. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings and loan association becomes undercapitalized. The policy statement also states that a savings and loan holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Sunshine Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws

Sunshine Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Sunshine Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in the stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not our affiliates may be resold without registration. Shares purchased by our affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Emerging Growth Company Status

The JOBS Act which was enacted in April 2012 has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Sunshine Bancorp qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Sunshine Bancorp will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Sunshine Bancorp has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of

1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: (i) they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; (ii) they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and (iii) they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to further reporting and audit requirements beginning with the year ending December 31, 2015 under the requirements of the Sarbanes-Oxley Act. We will prepare policies, procedures and systems designed to ensure compliance with these regulations.

Federal Taxation

General. Sunshine Bancorp and Sunshine Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Sunshine Bancorp and Sunshine Bank.

Method of Accounting. For federal income tax purposes, Sunshine Bancorp currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its federal income tax returns.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2014, Sunshine Bancorp had approximately $169,000 in alternative minimum tax credit carryforwards.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2014, Sunshine Bancorp has Florida net operating loss carryforwards of approximately $4.6 million available to offset future taxable income.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At December 31, 2014, Sunshine Bancorp had no capital loss carryover.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from Sunshine Bank as a member of the same affiliated group of corporations.

State Taxation

Sunshine Bank and Sunshine Bancorp are subject to Florida corporate tax which is assessed at the rate of 5.50%. For the Florida corporate tax, taxable income generally means federal taxable income subject to certain modifications under state law. As a Maryland business corporation, Sunshine Bancorp is required to file annual franchise tax return with the State of Maryland. Sunshine Bank’s state income tax returns have not been audited in the past five years.

ITEM 1A.	Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like Sunshine Bancorp.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

As of December 31, 2014, the net book value of our office properties was $2.6 million. The following table sets forth information regarding our offices. We believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			($ In thousands)
Main Office:
102 W. Baker St. Plant City, FL 33563	Owned	1959	$412

Other Properties:

420 W. Brandon Blvd. Brandon, FL 33511	Owned	1962	$399

7459 U.S. Hwy. 301 S. Riverview, FL 33578	Owned	1972	$303

36450 Eiland Blvd. Zephyrhills, FL 33541	Owned	2010	$1,415

2400 James L. Redman Pkwy. Plant City, FL 33566	Owned	1985	$70

ITEM 3.	Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2014, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosure.

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sunshine Bancorp’s common stock is traded on the NASDAQ Capital Market under the symbol “SBCP.” The approximate number of holders of record of Sunshine Bancorp’s common stock as of March 24, 2015 was 247. Certain shares of Sunshine Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. Sunshine Bancorp completed its initial public offering on July 14, 2014, and its stock commenced trading on July 15, 2014.

	High	Low	Dividends
2014
Quarter ended September 30, 2014	$12.73	$10.00	—
Quarter ended December 31, 2014	12.70	11.21	—

Sunshine Bancorp has not declared dividends on its common stock. Dividend payments by Sunshine Bancorp are dependent in part on dividends it receives from Sunshine Bank because Sunshine Bancorp has no source of income other than dividends from Sunshine Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Sunshine Bancorp and interest payments with respect to Sunshine Bancorp’s loan to the Employee Stock Ownership Plan. For more information on restrictions on dividend payments, please see “Item 1 Business — Federal Banking Regulation — Capital Distributions and Holding Company Regulation — Dividends.”

As of December 31, 2014, Sunshine Bancorp had no stock-based compensation plans. Sunshine Bancorp did not buyback any of its shares in 2014.

ITEM 6.	Selected Financial Data

The following tables set forth selected historical financial and other data of Sunshine Bancorp at or for the years ended December 31, 2014, 2013, 2012 and 2011. The information at and for the years ended December 31, 2014 and 2013 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto beginning at page F-1 of Exhibit 13 to this Annual Report on Form 10-K. The information at and for the years ended December 31, 2012 and 2011 is derived in part from audited financial statements that are not included in this Annual Report on Form 10-K.

	At December 31,
	2014	2013	2012	2011
	(In thousands)
Selected Financial Condition Data:
Total assets	$229,820	$194,439	$194,047	$198,243
Cash and cash equivalents	20,479	11,054	12,301	24,223
Securities held to maturity	75,473	48,436	44,701	25,331
Loans receivable, net	108,666	111,263	114,038	125,772
Federal Home Loan Bank stock, at cost	180	237	302	365
Cash surrender value of bank-owned life insurance	7,259	4,089	3,967	3,841
Other real estate owned	41	1,422	990	2,434
Deposits	163,924	164,919	164,222	168,372
Stockholders’ equity	61,626	26,552	26,411	26,448

	For the Years Ended December 31,
	2014	2013	2012	2011
	(In thousands)
Selected Operating Data:
Interest income	$6,243	$6,095	$6,605	$7,845
Interest expense	298	374	560	996

Net interest income	5,945	5,721	6,045	6,849
Provision for loan losses	2,500	—	—	153

Net interest income after provision for loan losses	3,445	5,721	6,045	6,696
Non-interest income	761	930	897	1,126
Non-interest expenses	8,257	6,405	7,001	6,931

(Loss) Income before income taxes	(4,051)	246	(59)	891
Income tax (benefit) expense	(1,590)	105	(22)	345

Net (loss) income	$(2,461)	$141	$(37)	$546

	For the Years Ended December 31,
	2014 *	2013	2012	2011
Performance Ratios:
Return (loss) on average assets	(1.11)%	0.07%	(0.02)%	0.27%
Return (loss) on average equity	(5.88)%	0.53%	(0.14)%	2.09%
Interest rate spread (1)	2.85%	3.08%	3.58%	3.69%
Net interest margin (2)	2.93%	3.15%	3.63%	3.79%
Non-interest expense to average assets	3.74%	3.25%	3.58%	3.41%
Efficiency ratio (3)	123.13%	96.30%	100.85%	86.91%
Average interest-earning assets to average interest-bearing liabilities	151.76%	129.71%	116.53%	118.93%
Average equity to average assets	18.93%	13.42%	13.54%	12.88%

Capital Ratios(4):
Total capital to risk-weighted assets	33.82%	25.26%	25.55%	25.01%
Tier 1 capital to risk-weighted assets	32.57%	24.00%	24.28%	23.74%
Tier 1 capital to average assets	16.99%	13.14%	13.09%	13.03%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.56%	1.52%	1.95%	2.64%
Allowance for loan losses as a percentage of nonperforming loans	193.50%	44.95%	44.92%	153.41%
Net charge-offs to average outstanding loans during the year	2.22%	0.50%	0.96%	0.64%
Nonperforming loans as a percentage of total loans	0.81%	3.37%	4.34%	1.72%
Total nonperforming assets as a percentage of total assets	1.20%	2.70%	3.12%	2.35%

Other:
Number of offices	5	5	5	5
Number of full-time equivalent employees	74	61	60	65

(*)	Represents the year Sunshine Bancorp, Inc. was incorporated.
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Represents Sunshine Bank capital ratios.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page F-1 of Exhibit 13 to this Annual Report on Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding Sunshine Bancorp provided in this Annual Report on Form 10-K.

Overview

Sunshine Bank provides financial services to individuals and businesses from our main office in Plant City, Florida and our four additional full-service banking offices located in Brandon, Riverview, Zephyrhills and Plant City, Florida. Our primary market area includes Hillsborough County and Pasco County, Florida. Our principal business has consisted of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial real estate loans, commercial business loans and, to a lesser extent, multi-family real estate, land and construction and consumer loans. Beginning in the fourth quarter of 2013, we changed our business strategy to focus on increasing our originations of commercial real estate and commercial business loans and to discontinue originating new fixed rate one- to four-family residential real estate loans for retention in our portfolio. We also invest in securities, which consist primarily of U.S. Treasury securities, U.S government sponsored enterprise mortgage-backed securities, U.S. government agency securities and securities and obligations of U.S. government-sponsored enterprises and the Federal Home Loan Bank. We offer a variety of deposit accounts to consumers and small businesses, including savings accounts, NOW accounts, money market accounts and certificate of deposit accounts.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of fees and service charges on deposit accounts, fees and charges on loans, gain(loss) on sales of other real estate owned, income from bank-owned life insurance and other income. We expect our non-interest income to increase in future periods as a result of our new strategy of using a third party to originate and close one- to four-family residential real estate loans and receiving a commission from the third party for processing such loans. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data and item processing, professional fees, other real estate owned, advertising and promotion, stationery and supplies, deposit and general insurance and other expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

We intend to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior relationship-based customer service. Our core business strategies are discussed below.

Increase our focus on commercial real estate and commercial business lending. We have adjusted our business strategy to focus on increasing our originations of commercial real estate and commercial business loans. On October 14, 2014, the Board of Directors appointed Andrew S. Samuel, President and Chief Executive Officer. The hiring of Mr. Samuel, who was formerly President and Chief Executive Officer of Susquehanna Bank, was part of the Board’s long-term strategy to continue to transform Sunshine Bank from a traditional thrift lender into a full service community bank with an increased focus on commercial lending. Following Mr. Samuel’s appointment, the Board of Directors reconstituted the senior management of Sunshine Bank by adding bankers who have many years of experience in commercial lending. In addition, our proposed acquisition of Community Southern Bank, a Florida commercial bank, will significantly increase the amount of commercial real estate and commercial business loans on our balance sheet. We intend to focus our commercial lending on small businesses located in our market area, and we plan to target owner-occupied businesses such as professional service providers and local farmers. The additional capital raised in our stock offering has also increased our commercial lending capacity by enabling us to originate more loans as well as larger loans.

Increase our non-interest income by closing one- to four-family residential real estate loans through unaffiliated mortgage banking companies. As part of our new strategy to no longer portfolio new long-term fixed rate residential real estate loan originations, beginning in the fourth quarter of 2013, we began to use the services of unaffiliated mortgage banking companies to underwrite and fund one- to four-family residential mortgage loans. These loans are underwritten in accordance with secondary market standards, pursuant to guidelines established by the mortgage banking companies. Our lending staff takes the loan applications and prepares the material for submission to a mortgage banking company for underwriting, final processing and closing. These loans are then funded by a mortgage banking company. We receive a commission based upon the loan balance from the mortgage banking company for each loan that it closes. We believe these relationships will increase our non-interest income in future periods while not exposing us to the increased interest rate risk associated with holding long-term fixed rate one- to four-family residential real estate loans in our portfolio. We may in the future look to develop relationships with other correspondent banks and originate for sale long-term fixed rate residential real estate loans while retaining adjustable-rate residential real estate loans in our portfolio.

Expand our banking franchise as opportunities arise through acquisitions of other financial institutions. On February 4, 2015, Sunshine Bancorp entered into a Merger Agreement to acquire CS Holdings and its bank subsidiary, Community Southern Bank. We estimate that this acquisition will increase Sunshine Bancorp’s consolidated assets to approximately $450.0 million based on information at December 31, 2014, will expand our market area into Polk County, Florida and will increase our branch network to eight full service branches. Subject to regulatory and stockholder approvals, we plan to complete the acquisition either late in the second quarter or the early part of the third quarter of 2015. Following completion of the acquisition of Community Southern Bank, we intend to continue to evaluate expansion opportunities though the acquisition of community banks, located primarily in the greater Tampa metropolitan market area, including in Hillsborough, Polk and Pasco Counties and their adjacent counties.

Continue to attract low-cost deposits. We offer non-interest bearing, NOW, savings and money market accounts, which generally are lower cost sources of funds than certificates of deposit. These deposits are generally less sensitive to withdrawals when interest rates fluctuate, and provide us the opportunity to generate deposit-related fee income. At December 31, 2014, approximately 77.9% of our deposits were transaction accounts, or core deposits. We intend to increase these low cost deposits by implementing marketing and promotional programs, adding competitive commercial banking products and fee generating services, and broadening banking relationships with lending customers.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represents our critical accounting policies:

Allowance for loan losses. The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for losses on loans which is charged to operations. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components — specific and general allowances. The specific allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by losses recognized by portfolio segment. We also analyze historical loss experience for the past twenty quarters, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. These qualitative factors include the existence and effect of any concentrations of credit and changes in the level of such concentrations, changes in national, regional and local economic conditions that affect the collectability of the loan portfolio, changes in levels or trends in charge-offs and recoveries, changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss, changes in the size and composition of the loan portfolio and terms of loans, changes in lending policies and procedures, risk selection and underwriting standards, changes in the experience, ability and depth of lending management and other relevant staff, quality of loan review and board of directors oversight and the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Actual loan losses may be significantly more than the allowances we have established, which could result in a material negative effect on our financial results.

Other real estate owned. When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at fair value less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Estimated fair value is based on a new appraisal, which is obtained as soon as practicable, typically after the foreclosure process is completed. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Income Taxes. There are two components of income taxes: current and deferred. Current income taxes reflect taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. Sunshine Bancorp determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income taxes result from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Uncertain tax positions are recognized if it is more likely than not that the tax position will be realized or sustained upon examination including resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. As of December 31, 2014, management is not aware of any uncertain tax positions that would have a material effect on our financial statements.

Sunshine Bancorp recognizes interest and penalties on income taxes as a component of income taxes.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Total Assets. Total assets increased $35.4 million, or 18.2%, to $229.8 million at December 31, 2014 from $194.4 million at December 31, 2013. The increase was primarily the result of increases of $27.0 million in securities held to maturity, $13.4 million in federal funds sold, and $3.2 million in cash surrender value of bank-owned life insurance, offset in part by decreases of $3.6 million in time deposits with banks, $2.6 million in net loans and $1.4 million in other real estate owned.

Cash and Cash Equivalents. Total cash and cash equivalents increased $9.4 million, or 85.3%, to $20.5 million at December 31, 2014 from $11.1 million at December 31, 2013. The increase in total cash and cash equivalents reflected management’s decision to remain liquid for future loan growth and merger related expenses.

Investment Securities. Investment securities classified as held to maturity increased $27.1 million, or 55.8%, to $75.5 million at December 31, 2014 from $48.4 million at December 31, 2013. Upon completion of the stock conversion, the Bank used a portion of the proceeds to purchase U.S government sponsored enterprise mortgage-backed securities and U.S government enterprise and agency obligations. Mortgage-backed securities were $17.4 million at December 31, 2014. U.S. government enterprise and agency obligations and Federal Home Loan Bank obligations increased $11.8 million, or 28.5%, to $53.1 million at December 31, 2014. U.S. treasury securities decreased $2.1 million, or 29.5%, to $5.0 million at December 31, 2014.

Net Loans. Net loans decreased $2.6 million, or 2.4%, to $108.7 million at December 31, 2014 from $111.3 million at December 31, 2013. During the year ended December 31, 2014, we originated $24.3 million of loans, while $27.1 million of loans were repaid, matured or charged down. One- to four-family residential real estate loans decreased $7.3 million, or 12.1%, to $52.7 million at December 31, 2014 from $60.0 million at December 31, 2013 as a result of management’s strategic decision to cease holding in portfolio new fixed rate one- to four-family residential real estate loans and transferring certain classified one- to four-family residential real estate loans to loans held for sale. Commercial real estate loans decreased $1.9 million, or 7.8%, to $22.0 million at December 31, 2014 from $23.9 million at December 31, 2013, due to loan repayments and pay-offs exceeding new loan originations and the sale of $2.1 million in classified commercial real estate loans in 2014. Commercial business loans decreased $585,000, or 3.4%, to $16.8 million at December 31, 2014 from $17.4 million at December 31, 2013 due to loan repayments and pay-offs exceeding new loan originations. Multi-family loans increased $7.2 million, or 215.8%, to $10.6 million at December 31, 2014 from $3.4 million at December 31, 2013 due to new loan originations of $7.6 million.

Other Real Estate Owned. Other real estate owned decreased $1.4 million, or 97.1%, to $41,000 at December 31, 2014 from $1.4 million at December 31, 2013. Proceeds received from the sale of other real estate owned were $1.2 million. During 2014, management implemented a strategy to solidify the balance sheet and enhance asset quality. In 2010, property consisting of land was assumed by the Bank and transferred into other real estate owned. This property was held by the Bank with a book value of $788,000 and sold in the fourth quarter of 2014 resulting in a loss of $295,000.

Deposits. Deposits decreased $995,000, or 0.6%, to $163.9 million at December 31, 2014 from $164.9 million at December 31, 2013. Our core deposits (consisting of non-interest bearing, NOW, money market and savings accounts) increased $7.0 million, or 5.8%, to $127.7 million at December 31, 2014 from $120.7 million at December 31, 2013 as a result of the seasonality of deposit inflows, primarily from our agricultural-based customers, and improving economic conditions for businesses in our market area. Certificates of deposit decreased $7.9 million, or 18.0%, to $36.3 million at December 31, 2014 from $44.2 million at December 31, 2013. The decrease in certificates of deposit resulted primarily from management’s decision to not match competitors’ higher rates in order to reduce interest expense.

Stockholder’s Equity. Total stockholders’ equity increased $35.0 million, to $61.6 million at December 31, 2014 from $26.6 million at December 31, 2013 as a result of the net proceeds from the recent conversion to a stock company and related stock offering. The net proceeds received from the offering were $40.8 million. This was partially offset by the establishment of an employee stock ownership plan of $3.4 million, of which 11,285 shares have been released as of December 31, 2014. Retained income decreased by $2.5 million due to the net loss for the year ended December 31, 2014.

Comparison of Operating Results for the Years Ended December 31, 2014 and December 31, 2013

General. Net loss for the year ended December 31, 2014 was $2.5 million, compared to net income of $141,000 for the year ended December 31, 2013. The net loss was primarily due to a provision for loan losses of $2.5 million and an increase in non-interest expenses of $1.9 million, partially offset by an income tax benefit of $1.6 million and an increase in net interest income of $224,000.

Interest Income. Total interest income increased $148,000, or 2.4%, to $6.2 million for the year ended December 31, 2014 from $6.1 million for the year ended December 31, 2013. The increase was primarily the result of a $296,000 increase in interest income on investment securities, partially offset by a $152,000 decrease in interest income on loans. The average yield on our interest-earning assets decreased 28 basis points to 3.07% for the year ended December 31, 2014 while the average balance of our interest-earnings assets increased by $21.3 million to $203.2 million for the year ended December 31, 2014.

Interest income on investment securities increased $296,000, or 72.5%, to $704,000 for the year ended December 31, 2014 from $408,000 for the year ended December 31, 2013. The average balance of investment securities held to maturity increased $14.2 million to $64.1 million for the year ended December 31, 2014 from $49.9 million for the year ended December 31, 2013 as we increased our purchases of mortgage backed securities, U.S. government enterprise and agency obligations and Federal Home Loan Bank obligations during 2014 with a portion of our conversion proceeds. The average yield on investment securities held to maturity increased by 28 basis points to 1.10% for the year ended December 31, 2014 from 0.82% for the year ended December 31, 2013 due to the purchase of mortgage backed securities and other higher yielding securities. We purchased investment securities with an average life of 11.3 years and an average yield of 2.18% in 2014 in order to increase the average yield on our securities portfolio with the excess funds from the conversion and stock offering.

Interest income on loans decreased $152,000, or 2.7%, to $5.4 million for the year ended December 31, 2014 from $5.6 million for the year ended December 31, 2013. The average yield on loans decreased by 18 basis points to 4.83% for the year ended December 31, 2014 from 5.01% for the year ended December 31, 2013, while the average balance of loans during the year ended December 31, 2014 slightly increased $1.0 million to $112.2 million from $111.2 million for the year ended December 31, 2013. The decrease in interest income on loans was primarily due to pay-offs of higher-yielding seasoned loans during the current low interest rate environment, lower yields earned on new loan originations and modifications made to seasoned loans to reduce interest rates to the current market rate in order to maintain the borrower relationship.

Interest Expense. Total interest expense decreased $76,000, or 20.3%, to $298,000 for the year ended December 31, 2014 from $374,000 for the year ended December 31, 2013 due to decreases in the average balance of interest bearing deposits and the average cost of deposits. The average balance of interest-bearing deposits decreased by $6.4 million during the year ended December 31, 2014 to $133.9 million as a result of a decrease in the average balance of certificates of deposit of $5.3 million and a decrease of $1.1 million in the average balance of core deposits. The change in the mix of deposits was due to customers preferring the short-term flexibility of noncertificate accounts in the current low interest rate environment, management’s strategic decision not to compete with other banks by offering high rates and improvement in market conditions for businesses in our market area. The average cost of deposits decreased by 5 basis points to 0.22% for the year ended December 31, 2014 from 0.27% for the year ended December 31, 2013 due primarily to the decrease in the average cost of certificates of deposit. The average cost of certificates of deposit decreased by 10 basis points during the year ended December 31, 2014 to 0.47%, reflecting downward repricing in the current low interest rate environment.

Net Interest Income. Net interest income increased $224,000, or 3.9%, to $5.9 million for the year ended December 31, 2014 from $5.7 million for the year ended December 31, 2013. The increase was primarily due to the increase in the percentage of average interest-earning assets to average-bearing liabilities to 151.8% for the year ended December 31, 2014 as compared to 129.7% for the year ended December 31, 2013. Our net interest rate spread decreased to 2.85% for the year ended December 31, 2014 from 3.08% for the year ended December 31, 2013. Our net interest margin decreased to 2.93% for the year ended December 31, 2014 from 3.15% for the year ended December 31, 2013. The decrease in our net interest rate spread and net interest margin reflected primarily the more rapid downward repricing of our interest-earning assets in the current low interest rate environment compared to our interest-bearing liabilities as we increased the average balance of lower-yielding securities and cash and cash equivalents as higher-yielding loans matured or were repaid.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded $2.5 million in provision for loan losses for the year ended December 31, 2014. No provision for loan losses was made for the year ended December 31, 2013. The increase was primarily due to $2.6 million in charge offs for 2014 as compared to $558,000 for 2013. In June 2014, commercial business loans made to a restaurant operator defaulted resulting in a charge down of $625,000. During the year, management also implemented a strategy to solidify the balance sheet and enhance asset quality. Additional commercial credits were charged off for a total amount of $586,000 due to weak cash flow projections. Management also initiated two loan sales for classified loans. A group of classified commercial real estate loans were charged down by $658,000 and sold during the year. Another group of loans consisting of classified one-to four-family real estate and land loans were transferred to loans held for sale at the end of 2014 with charge offs of $674,000, and were subsequently sold in January 2015. The allowance for loan losses was $1.7 million, or 1.56%, of total loans at December 31, 2014 compared to $1.7 million, or 1.52%, of total loans at December 31, 2013. Total nonperforming loans were $892,000, or 0.81% of total loans at December 31, 2014 compared to $3.8 million, or 3.37% of total loans at December 31, 2013. As a percentage of nonperforming loans, the allowance for loan losses was 193.50% at December 31, 2014 compared to 44.9% at December 31, 2013.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2014 and 2013. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-interest Income. Non-interest income decreased $169,000, or 18.2%, to $761,000 for the year ended December 31, 2014 from $930,000 for the year ended December 31, 2013. The decrease was primarily related to a decrease of $207,000 in gain on sale of other real estate owned and $36,000 decrease in fees and service charges on deposit accounts, partially offset by an increase of $85,000 in other income from third party mortgage origination fees.

Non-interest Expenses. Non-interest expenses increased $1.9 million, or 28.9%, to $8.3 million for the year ended December 31, 2014 from $6.4 million for the year ended December 31, 2013. The increase primarily reflected an increase of $1.1 million in salaries and employee benefits, an increase of $280,000 in professional fees and an increase of $218,000 in occupancy and equipment. Salaries and employee benefits expense increased primarily due to the addition of key Bank employees in critical areas such as commercial lending, risk management, credit, and information technology. In addition, the fourth quarter 2014 included one-time expense associated with early retirement offerings and expenses associated with the Bank’s new Employee Stock Ownership Plan. The increase in professional fees related to the increased costs of legal and audit reporting for a public company. The increase in occupancy and equipment expenses related to depreciation adjustments as new ATMs will be replacing the outdated ATMs at our branches.

Income Taxes (benefit). Income tax benefit was $1.6 million for the year ended December 31, 2014 as compared to an income tax expense of $105,000 for the year ended December 31, 2013. The decrease in income taxes was due to the pre-tax loss of $4.1 million for the year ended December 31, 2014.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as we had no tax-free interest-earning assets during the years. All average balances are monthly average balances based upon amortized costs. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Years Ended December 31,
	2014			2013			2012
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$112,234	$5,417	4.83%	$111,193	$5,569	5.01%	$119,199	$6,229	5.23%
Interest-earning deposits and federal funds	18,680	46	0.25	10,183	23	0.23	4,693	10	0.21
Securities	64,148	704	1.10	49,938	408	0.82	33,712	288	0.85
Time deposits with other banks	7,906	69	0.87	10,345	89	0.86	8,550	72	0.84
Federal Home Loan Bank of Atlanta stock	189	7	3.70	248	6	2.42	322	6	1.86

Total interest-earning assets	203,157	6,243	3.07	181,907	6,095	3.35	166,476	6,605	3.97

Non-interest-earning assets	17,840			15,249			29,085

Total assets	$220,997			$197,156			$195,561

Interest-bearing liabilities:
NOW accounts	$30,659	$15	0.05	$30,123	$15	0.05	$28,892	$27	0.09
Money market accounts	36,776	68	0.18	38,867	73	0.19	38,518	85	0.22
Savings accounts	25,977	26	0.10	25,493	25	0.10	24,669	41	0.17
Certificates of deposit	40,459	189	0.47	45,758	261	0.57	50,780	407	0.80

Total interest-bearing liabilities	133,871	298	0.22	140,241	374	0.27	142,859	560	0.39

Non-interest-bearing liabilities	45,297			30,454			26,231

Total liabilities	179,168			170,695			169,090
Stockholders’ equity	41,829			26,461			26,471

Total liabilities and stockholders’ equity	$220,997			$197,156			$195,561

Net interest income		$5,945			$5,721			$6,045

Net interest rate spread (1)			2.85%			3.08%			3.58%

Net interest-earning assets (2)	$69,286			$41,666			$23,617

Net interest margin (3)			2.93%			3.15%			3.63%

Average interest-earning assets to average interest-bearing liabilities	151.76%			129.71%			116.53%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended December 31, 2014 vs. 2013			Year Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$50	$(202)	$(152)	$(398)	$(262)	$(660)
Interest-earning deposits and federal funds	21	2	23	12	1	13
Securities	156	140	296	130	(10)	120
Time deposits with other banks	(21)	1	(20)	15	2	17
Federal Home Loan Bank of Atlanta stock	(2)	3	1	(2)	2	—

Total interest-earning assets	$204	$(56)	$148	(243)	(267)	(510)

Interest-bearing liabilities:
NOW accounts	—	—	—	—	(12)	(12)
Money market accounts	(4)	(1)	(5)	—	(12)	(12)
Savings accounts	—	1	1	1	(17)	(16)
Certificates of deposit	(25)	(47)	(72)	(29)	(117)	(146)

Total interest-bearing liabilities	(29)	(47)	(76)	(28)	(158)	(186)

Change in net interest income	$233	$(9)	$224	$(215)	$(109)	$(324)

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At December 31, 2014, we had the capacity to borrow approximately $37.9 million from the Federal Home Loan Bank of Atlanta. We historically have not used Federal Home Loan Bank advances to fund our operations, and at December 31, 2014 and 2013 we had no outstanding advances from the Federal Home Loan Bank of Atlanta. We also have lines of credit at two financial institutions that would allow us to borrow up to $14.7 million at December 31, 2014. Neither credit line was drawn upon at December 31, 2014.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.3 million and $549,000 for the years ended December 31, 2014 and 2013, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $29.3 million and $2.5 million for the years ended December 31, 2014 and 2013, respectively. During the years ended December 31, 2014 and 2013, we purchased $30.3 million and $16.0 million, respectively, in securities held to maturity. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and the proceeds from the stock offering, was $36.4 million for the year ended December 31, 2014 and $681,000 for the year ended December 31, 2013.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2014, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $38.6 million, or 16.99% of adjusted total assets, which is above the required level of $11.4 million, or 5.00%; and total risk-based capital of $40.1 million, or 33.8% of risk-weighted assets, which is above the required level of $11.8 million, or 10.00%. At December 31, 2013, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $25.4 million, or 13.14% of adjusted total assets, which is above the required level of $9.7 million, or 5.00%; and total risk-based capital of $26.7 million, or 25.26% of risk-weighted assets, which is above the required level of $10.6 million, or 10.00%. Accordingly, Sunshine Bank was categorized as well-capitalized at December 31, 2014 and December 31, 2013. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2014, we had outstanding commitments to originate loans of $6.8 million, unused lines of credit totaling $6.0 million, and stand-by letters of credit of $714,000. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2014 totaled $26.4 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Impact of Inflation and Changing Price

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in Exhibit 13 of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b) Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. This Annual Report on Form 10-K does not include a Management’s report regarding internal control over financial reporting. A Management’s report was not required pursuant to rules of the Securities and Exchange Commission that permit new public companies to not have such discourses in their first annual report as a public company.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I — Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation

The “Proposal I — Election of Directors” section of the Company’s 2015 Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I — Election of Directors” section of the Company’s 2015 Proxy Statement is incorporated herein by reference.

At December 31, 2014, Sunshine Bancorp had no stock-based equity compensation plans.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2015 Proxy Statement is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2015 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Consolidated Financial Statement Schedules

(a)(1) Consolidated Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;
(B)	Consolidated Balance Sheets – December 31, 2014 and 2013;
(C)	Consolidated Statements of Operations – years ended December 31, 2014 and 2013;
(D)	Consolidated Statements of Stockholders’ Equity – years ended December 31, 2014 and 2013;
(E)	Consolidated Statements of Cash Flows – years ended December 31, 2014 and 2013; and
(F)	Notes to Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits

3.1	Articles of Incorporation of Sunshine Bancorp, Inc. (1)

3.2	Bylaws of Sunshine Bancorp, Inc.(2)

4	Form of Common Stock Certificate of Sunshine Bancorp, Inc. (3)

10.1	Supplemental Executive Retirement Plan for J. Floyd Hall (4)

10.2	Supplemental Executive Retirement Plan for Vickie J. Houllis (5)

10.3	Form of Employment Agreement between Sunshine Bank and Andrew S. Samuel (6)

10.4	Supplemental Executive Retirement Plan for Andrew S. Samuel (7)

10.5	Sunshine Bank Executive Incentive Plan (8)

13	Company’s Consolidated Financial Statements

21	Subsidiaries (9)

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

(1)	Filed as Exhibit 3.1 to the Registration Statement on Form S-1 of Sunshine Bancorp, Inc. (file no. 333-191125) originally filed with the Securities and Exchange Commission on September 12, 2013, as amended, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q of Sunshine Bancorp, Inc. (file no. 001-36539) originally filed with the Securities and Exchange Commission on November 13, 2014 and incorporated herein by reference.
(3)	Filed as Exhibit 4 to the Registration Statement on Form S-1 of Sunshine Bancorp, Inc. (file no. 333-191125) originally filed with the Securities and Exchange Commission on September 12, 2013, as amended, and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the Registration Statement on Form S-1 of Sunshine Bancorp, Inc. (file no. 333-191125) originally filed with the Securities and Exchange Commission on September 12, 2013, as amended, and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the Registration Statement on Form S-1 of Sunshine Bancorp, Inc. (file no. 333-191125) originally filed with the Securities and Exchange Commission on September 12, 2013, as amended, and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Sunshine Bancorp, Inc. (file no. 001-36539) originally filed with the Securities and Exchange Commission on October 10, 2014 and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Sunshine Bancorp, Inc. (file no. 001-36539) originally filed with the Securities and Exchange Commission on February 3, 2015 and incorporated herein by reference.
(8)	Filed as Exhibit 10.2 to the Current Report on Form 8-K of Sunshine Bancorp, Inc. (file no. 001-36539) originally filed with the Securities and Exchange Commission on February 3, 2015 and incorporated herein by reference.
(9)	Filed as Exhibit 21 to the Registration Statement on Form S-1 of Sunshine Bancorp, Inc. (file no. 333-191125) originally filed with the Securities and Exchange Commission on September 12, 2013, as amended, and incorporated herein by reference.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunshine Bancorp, Inc.

Date: March 27, 2015	By:	/s/ Andrew S. Samuel
Andrew S. Samuel, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andrew S. Samuel Andrew S. Samuel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2015

/s/ Vickie J. Houllis Vickie J. Houllis	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2015

/s/ Joseph Stevens Joseph Stevens	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 27, 2015

/s/ Ray H. Rollyson, Jr. Ray H. Rollyson, Jr.	Chairman of the Board	March 27, 2015

/s/ Joseph E. Newsome Joseph E. Newsome	Director	March 27, 2015

/s/ James Coleman Davis James Coleman Davis	Director	March 27, 2015

/s/ J. Floyd Hall J. Floyd Hall	Director	March 27, 2015

/s/ Winfred M. Harrell Winfred M. Harrell	Director	March 27, 2015

/s/ W.D. McGinnes, Jr. W.D. McGinnes, Jr.	Director	March 27, 2015

/s/ D. William Morrow D. William Morrow	Director	March 27, 2015

/s/ George Parmer George Parmer	Director	March 27, 2015

/s/ William E. Pommerening William E. Pommerening	Director	March 27, 2015

/s/ Marion M. Smith Marion M. Smith	Director	March 27, 2015

/s/ Edward M. Verner Edward M. Verner	Director	March 27, 2015

/s/ Will Weatherford Will Weatherford	Director	March 27, 2015

EXHIBIT INDEX

13	Company’s Consolidated Financial Statements

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Retained Income; (iv) Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements