Form 10-Q
period 2015-03-31
Sunshine Bancorp, Inc.
filed 2015-05-12
CIK 1599891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 12, 2015, there were 4,232,000 issued and outstanding shares of the issuer’s common stock.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

March 31, 2015 Form 10-Q

SUNSHINE BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	At March 31, 2015	At December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$5,110	5,316
Interest-earning deposits with banks	10,822	688
Federal funds sold	28,933	14,475

Cash and cash equivalents	44,865	20,479
Time deposits with banks	5,390	5,880
Securities held to maturity (Fair value of $0 and $75,469)	—	75,473
Securities available for sale	60,039	—
Loans held for sale	347	2,012
Loans, net of allowance for loan losses of $1,743 and $1,726	118,675	108,666
Premises and equipment, net	6,751	6,074
Federal Home Loan Bank stock, at cost	211	180
Cash surrender value of bank-owned life insurance	7,317	7,259
Accrued interest receivable	543	613
Other real estate owned	41	41
Other assets	3,398	3,143

Total assets	$247,577	$229,820

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing accounts	43,798	34,774
NOW accounts	33,531	32,589
Money-market deposit accounts	41,236	35,208
Savings accounts	24,965	25,100
Time deposits	35,997	36,253

Total deposits	179,527	163,924
Official checks	3,546	808
Advances by borrowers for taxes and insurance	192	171
Other liabilities	2,882	3,291

Total liabilities	186,147	168,194

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 4,232,000 shares issued and outstanding	42	42
Additional paid in capital	40,766	40,766
Retained income	23,738	24,091
Unearned employee stock ownership plan (“ESOP”) shares	(3,273)	(3,273)
Accumulated other comprehensive income	157	—

Total stockholders’ equity	61,430	61,626

Total liabilities and stockholders’ equity	$247,577	$229,820

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Interest income:
Loans	$1,529	$1,355
Securities	223	99
Other	33	27

Total interest income	1,785	1,481
Interest expense-deposits	67	81

Net interest income	1,718	1,400
Provision for loan losses	—	—

Net interest income after provision for loan losses	1,718	1,400

Noninterest income:
Fees and service charges on deposit accounts	139	165
Fees and charges on loans	26	19
Gain on sale of other real estate owned	—	4
Gain on sale of securities	142	—
Gain on sale of loans held for sale	16	—
Income from bank-owned life insurance	58	30
Other	28	23

Total noninterest income	409	241

Noninterest expenses:
Salaries and employee benefits	1,564	875
Occupancy and equipment	299	256
Data and item processing services	120	116
Professional fees	124	51
Advertising and promotion	38	21
Stationery and supplies	25	25
Deposit insurance and general insurance Merger related	56 258	50 —
Other	262	201

Total noninterest expenses	2,746	1,595

(Loss) income before income taxes	(619)	46
Income tax (benefit) expense	(266)	2

Net (loss) income	$(353)	$44

Basic and diluted loss per share	(0.09)	N/A

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
Net loss	$(353)	$44

Other comprehensive income:
Change in unrealized gain on securities:
Unrealized gain arising during the period	394	—
Reclassification adjustment for realized gains	(142)	—

Net change in unrealized gain	252	—
Deferred income taxes on above change	(95)	—

Total other comprehensive income	157	—

Comprehensive (loss) income	$(196)	$44

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

($ In thousands)

Three Months Ended March 31, 2015 and 2014

	Common Stock		Additional Paid In Capital	Retained Income	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholder’s Equity

	Shares	Amount
Balance, December 31, 2013	—	$—	—	26,552	—	—	26,552
Net income (unaudited)	—	—	—	44	—	—	44

Balance, March 31, 2014 (unaudited)	—	$—	—	26,596	—	—	26,596

Balance, December 31, 2014	4,232,000	42	40,766	24,091	(3,273)	—	61,626
Net loss (unaudited)	—	—	—	(353)	—	—	(353)
Net change in unrealized gain on Securities available for Sale, net of taxes (unaudited)	—	—	—	—	—	157	157

Balance, March 31, 2015 (unaudited)	4,232,000	$42	40,766	23,738	(3,273)	157	61,430

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(353)	44
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	160	93
Amortization of premiums and discounts on securities, net	85	60
Gain on sale of loans held for sale	(16)	—
Proceeds from the sale of loans held for sale	1,864	—
Loans originated as held for sale	(183)	—
Amortization of deferred loan fees and costs, net	(9)	(3)
Income from bank-owned life insurance, net	(58)	(30)
Gain on sale of other real estate owned	—	(4)
Gain on sale of securities available for sale	(142)	—
Decrease in accrued interest receivable	70	4
Increase in other assets	(350)	(412)
Increase (decrease) in official checks	2,738	(20)
Decrease in other liabilities	(409)	(44)

Net cash provided by (used in) operating activities	3,397	(312)

Cash flows from investing activities:
Maturities of time deposits with banks	490	—
Purchases of securities held to maturity	—	(4,830)
Maturities of securities held to maturity	5,000	—
Principle repayment of securities held to maturity	800	—
Proceeds from sale of securities available for sale	9,943	—
Net (increase) decrease in loans	(10,000)	1,329
Proceeds from sale of other real estate owned	—	76
Purchases of premises and equipment, net	(837)	(15)
(Purchase) redemption of Federal Home Loan Bank stock	(31)	57

Net cash provided by (used in) investing activities	5,365	(3,383)

Cash flows from financing activities:
Net increase in deposits	15,603	6,937
Net increase in advances by borrowers for taxes and insurance	21	55

Net cash provided by financing activities	15,624	6,992

Increase in cash and cash equivalents	24,386	3,297
Cash and cash equivalents at beginning of period	20,479	11,054

Cash and cash equivalents at end of period	$44,865	$14,351

Supplemental disclosure of cash flow information:
Cash paid during the period for-
Interest	$67	$81

Noncash transaction-
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of taxes	$157	$—

Securities held to maturity transferred to available for sale	$69,665	$—

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Organization and Significant Accounting Policies

Organization. Sunshine Bancorp, Inc., a Maryland corporation (the “Holding Company”), was formed on March 7, 2014 to serve as the savings and loan holding company for Sunshine Bank (the “Bank”). The Holding Company was formed as part of the Bank’s mutual-to-stock conversion (the “Conversion”). Collectively, the Bank and Holding Company are referred to as the “Company.”

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

The Conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

In connection with the Conversion, the Holding Company implemented an ESOP, to provide eligible employees the opportunity to own the Company’s stock. This plan is a tax-qualified retirement plan for the benefit of all Bank employees. A total of 338,560 shares of common stock issued in the Conversion were acquired by the ESOP.

The Bank through its five banking offices provides a variety of retail community banking services to individuals and businesses primarily in Hillsborough and Pasco Counties, Florida. The Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

Our accounting and reporting policies conform to U.S. generally accepted accounting principles (GAAP) and general practices within the banking industry and are described in note 1 to the condensed consolidated financial statements in our 2014 Annual Report on Form 10-K, as updated by information in this Form 10-Q.

Agreement to Acquire Community Southern Holdings, Inc. On February 4, 2015, the Company signed an Agreement and Plan of Merger to acquire Community Southern Holdings, Inc. and its subsidiary Community Southern Bank in Lakeland, Florida. The Company will acquire approximately $246 million in assets and four banking locations in the Lakeland, Florida market. The transaction is subject to regulatory approval and the approval of Community Southern Holdings, Inc.’s shareholders. On April 24, 2015, the Federal Reserve Bank of Atlanta approved the transaction. The transaction is expected to close late in the second quarter or early in the third quarter of 2015.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements in this report have not been audited except for information derived from our audited 2014 financial statements.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2015, and the results of operations for the three month periods ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year or any other period.

Comprehensive (Loss) Income Accounting principles generally accepted in the United States of America (“GAAP”) generally require that recognized revenue, expenses, gains and losses be included in operations. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net (loss) income, are components of comprehensive (loss) income.

Reclassifications. Certain amounts in the 2014 financial statements have been reclassified to conform with the 2015 presentation.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Securities

Securities have been classified according to management intent. On March 19, 2015 management transferred all securities classified as held to maturity to available for sale at an estimated fair market value of $69.7 million. The transfer was performed to enhance the interest rate risk position of the Bank and provide liquidity for future loan growth. As a result of the transfer, the Bank is precluded from classifying securities as held to maturity until March 2017. The amortized cost and fair values of securities are as follows (in thousands):

Securities Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31 2015:
U.S. Treasury securities	$3,014	3	—	3,017
Federal Home Loan Bank obligations	19,232	78	(7)	19,303
U.S. Government enterprise and agency obligations	21,004	68	(17)	21,055
Mortgage-backed securities	16,537	127	—	16,664

Total	$59,787	276	(24)	60,039

Securities held for maturity:
December 31, 2014:
U.S. Treasury securities	5,025	5	—	5,030
Federal Home Loan Bank obligations	23,269	24	(50)	23,243
U.S. Government enterprise and agency obligations	29,799	84	(85)	29,798
Mortgage-backed securities	17,380	19	(1)	17,398

Total	$75,473	132	(136)	75,469

The scheduled maturities of securities at March 31, 2015 were as follows (in thousands):

	Securities Available for sale
	Amortized Cost	Fair Value
Due in one year or less	$10,070	10,083
Due from one year to five years	29,145	29,192
Due in more than five years	4,035	4,100
Mortgage-backed securities	16,537	16,664

Total	$59,787	$60,039

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Securities, Continued

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less Than Twelve Months		More than Twelve Months
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities Available for sale:
At March 31, 2015:
Federal Home Loan Bank obligations	$—	—	(7)	1,993
U.S. Government enterprise and agency obligations	—	—	(17)	4,016

Totals	$—	—	(24)	6,009

Securities held for maturity:
At December 31, 2014:
Federal Home Loan Bank obligations	(13)	7,055	(37)	3,995
U.S. Government enterprise and agency obligations	(50)	14,957	(35)	4,001
Mortgage-backed securities	(1)	1,964	—	—

Totals	$(64)	23,976	(72)	7,996

The unrealized losses on three investment securities available for sale at March 31, 2015 were caused by changes in interest rates. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Securities with a carrying amount of approximately $2.0 million at March 31, 2015 and December 31, 2014 were pledged to the Housing Authority of the City of Plant City, Florida for deposit accounts held at the Bank.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Securities, Continued

Securities available for sale sold during the three months ended March 31, 2015, are summarized as follows (in thousands):

Proceeds received from sale	$9,943

Gross Gains on sale	$142

(3)	Loans

The loan portfolio segments and classes are as follows (in thousands):

	March 31, 2015	December 31, 2014
Real estate mortgage loans:
One-to four-family residential	$51,739	52,708
Commercial	32,719	22,043
Multi-family	11,653	10,622
Land and construction	7,415	7,075

Total real estate mortgage loans	103,526	92,448
Commercial loans	15,828	16,773
Consumer loans	1,432	1,398

Total loans	120,786	110,619
Deduct:
Deferred loan fees, net	(184)	(124)
Allowance for loan losses	(1,743)	(1,726)
Undisbursed loan proceeds	(184)	(103)

Loans, net	$118,675	108,666

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

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Mortgage Loans	Commercial Loans	Consumer Loans	Unallocated	Total
Three Months Ended March 31, 2015:
Beginning balance	$1,409	308	9	—	1,726
Provision (credit) for loan losses	(83)	84	(1)	—	—
Charge-offs	(1)	(9)		—	(10)
Recoveries	2	24	1	—	27

Ending balance	$1,327	407	9	—	1,743

Three Months Ended March 31, 2014:
Beginning balance	1,417	208	10	83	1,718
Provision (credit) for loan losses	27	(10)	2	(19)	—
Charge-offs	(6)	—	(4)	—	(10)
Recoveries	3	9	1	—	13

Ending balance	$1,441	207	9	64	1,721

At March 31, 2015:
Individually evaluated for impairment:
Recorded investment	$610	726	—	—	1,336

Balance in allowance for loan losses	$12	9	—	—	21

Collectively evaluated for impairment:
Recorded investment	$102,916	15,102	1,432	—	119,450

Balance in allowance for loan losses	$1,315	398	9	—	1,722

At December 31, 2014:
Individually evaluated for impairment:
Recorded investment	$4,028	768	—	—	4,796

Balance in allowance for loan losses	$301	9	—	—	310

Collectively evaluated for impairment:
Recorded investment	$88,420	16,005	1,398	—	105,823

Balance in allowance for loan losses	$1,108	299	9	—	1,416

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued

The following summarizes the loan credit quality (in thousands):

	Real Estate Mortgage Loans			Land and Construction	Commercial Loans	Consumer Loans	Total

	One-to Four-Family Residential	Commercial	Multi- Family
Credit Risk Profile by Internally Assigned Grade:
At March 31, 2015:
Grade:
Pass	$51,330	32,173	11,539	7,206	15,331	1,432	119,011
Special mention	409	—	—	—	—	—	409
Substandard	—	546	114	209	497	—	1,366

Total	$51,739	32,719	11,653	7,415	15,828	1,432	120,786

At December 31, 2014:
Grade:
Pass	52,392	21,385	10,498	6,864	15,788	1,398	108,325
Special mention	316	413	—	211	94	—	1,034
Substandard	—	245	124	—	891	—	1,260

Total	$52,708	22,043	10,622	7,075	16,773	1,398	110,619

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if they are appropriately classified and whether there is any impairment. All loans are graded upon initial issuance. Further, multi-family and commercial real estate loans over $250,000 are typically reviewed at least annually to determine the appropriate loan grading. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Company will determine the appropriate loan grade.

Loans excluded from the review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of a deterioration in the credit worthiness of the borrower; or (c) the borrower contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or even charged-off as a loss. The Company uses the following definitions for risk ratings:

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

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2015:
Real estate mortgage loans:
One-to four-family	$87	—	—	87	51,652	—	51,739
Commercial	—	—	—	—	32,719	—	32,719
Multi-family	—	—	—	—	11,539	114	11,653
Land and construction	—	—	—	—	7,415	—	7,415
Commercial loans	—	—	—	—	15,570	258	15,828
Consumer loans	—	—	—	—	1,432	—	1,432

Total	$87	—	—	87	120,327	372	120,786

At December 31, 2014:
Real estate mortgage loans:
One-to four-family	59	—	—	59	52,649	—	52,708
Commercial	—	—	—	—	22,043	—	22,043
Multi-family	—	—	—	—	10,498	124	10,622
Land and construction	—	—	—	—	7 075	—	7,075
Commercial loans	167	—	—	167	15,838	768	16,773
Consumer loans	2	—	—	2	1,396	—	1,398

Total	$228	—	—	228	109,499	892	110,619

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2015:
Real estate mortgage loans:
One-to four-family residential	$—	—	121	139	12	121	139	12
Commercial	375	955	—	—	—	375	955	—
Multi-family	114	258	—	—	—	114	258	—
Land and construction	—	—	—	—	—	—	—	—
Commercial loans	626	751	100	103	9	726	854	9

	$1,115	1,964	221	242	21	1,336	2,206	21

December 31, 2014:
Real estate mortgage loans:
One-to four-family residential	—	—	123	140	12	123	140	12
Commercial	380	966	3,401	3,401	289	3,781	4,367	289
Multi-family	124	265	—	—	—	124	265	—
Commercial loans	664	750	104	107	9	768	857	9

	$1,168	1,981	3,628	3,648	310	4,796	5,629	310

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Three Months Ended March 31, 2015:
Real estate mortgage loans:
One-to four-family residential	$121	3	2
Commercial	2,637	84	80
Multi-family	118	—	3
Commercial loans	745	—	13

	$3,621	87	98

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued

	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Three Months Ended March 31, 2014:
Real estate mortgage loans:
One-to four-family residential	$1,847	5	10
Commercial	4,836	91	80
Multi-family	161	—	5
Land and construction	113	—	1
Commercial	703	—	—

	$7,660	96	96

Loans are classified as troubled debt restructurings when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. During the three months ended March 31, 2015 and 2014, the Company had no loans restructured as troubled debt restructurings and the Company had no loans restructured as troubled debt restructurings that subsequently defaulted that had been modified in the previous twelve month period.

(4)	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At March 31, 2015			At December 31, 2014
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$44,865	44,865	1	$20,479	20,479	1
Time deposits with banks	5,390	5,390	1	5,880	5,880	1
Securities	60,039	60,039	2	75,473	75,469	2
Loans held for sale	347	347	3	2,012	2,028	3
Loans	118,675	124,332	3	108,666	113,807	3
Federal Home Loan Bank stock	211	211	3	180	180	3
Accrued interest receivable	543	543	3	613	613	3
Financial liabilities:
Deposits	179,527	171,203	3	163,924	153,568	3
Off-balance-sheet financial instruments	—	—	3	—	—	3

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5)	Fair Value Measurements

There were no securities available for sale at December 31, 2014. Securities available for sale measured at fair value on a recurring basis at March 31, 2015 are summarized below (in thousands):

	Fair Value	Level 1	Level 2	Level 3
U.S. Treasury securities	$3,017	—	3,017	—
Federal Home Loan Bank obligations	19,303	—	19,303	—
U.S. Government enterprise and agency obligations	21,055		21,055
Mortgage-backed securities	16,664	—	16,664	—

Total	$60,039	—	60,039	—

During the three months ended March 31, 2015, no securities were transferred in or out of Level 1, Level 2, or Level 3.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5)	Fair Value Measurements, Continued

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At March 31, 2015:
Real estate mortgage loans:
Commercial	$375	—	—	375	517	—
Multi-family	114	—	—	114	128	—
Commercial	86	—	—	86	74	—

Total	$575	—	—	575	719	—

At December 31, 2014:
Real estate mortgage loans:
Commercial	380	—	—	380	517	—
Multi-family	124	—	—	124	128	—
Commercial	94	—	—	94	74	2

Total	$598	—	—	598	719	2

Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

	At Period End				Total Losses	Losses Recorded During the Period

	Total	Level 1	Level 2	Level 3
At March 31, 2015-
Foreclosed real estate	$41	—	—	41	—	—

At December 31, 2014-
Foreclosed real estate	$41	—	—	41	—	—

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6)	Employee Stock Ownership Plan

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

At March 31, 2015 the ESOP shares were as follows ($ in thousands, except per share amounts):

Allocated shares	11,285
Unallocated shares	327,275

Total ESOP shares	338,560

Fair value of unallocated shares	$4,058

(7)	Regulatory Matters

Effective January 1, 2015, the Bank became subject to new capital requirements set forth by federal banking regulations. These changes were designed to ensure capital positions remain strong during the events of economic downturns or unforeseen losses. The Company is exempt from consolidated capital requirements as the Federal Reserve Board amended its “small bank holding company” policy statement to generally exempt bank holding companies with less than $1.0 billion in assets from capital requirements.

These new requirements create a new capital ratio for common equity Tier 1 capital and increase the Tier 1 capital ratio requirements. Under the new capital regulation for the Bank, the minimum capital ratios consist of a common equity tier 1 ratio of 4.5% of risk-weighted assets, a tier 1 capital ratio of 6.0% of risk-weighted assets, a total capital ratio of 8.0% of risk weighted assets, and a leverage ratio of 4.0%. Common equity tier 1 generally comprises of common stock, addition paid in capital, and retained income.

There were changes in the risk weighting of certain assets to better reflect the risk associated with those assets, such as the risk weighting for non-performing loans and certain high volatility commercial real estate acquisitions, development and construction loans. The changes also include additional limitations on the inclusion of deferred tax asset in capital. The Bank made a one-time election to exclude accumulated other comprehensive income from regulatory capital in order to reduce the impact of market volatility on regulatory capital.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(7)	Regulatory Matters, Continued

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at March 31, 2015:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized
	Amount	%	Amount	%	Amount	%
Common Equity Tier 1 Capital to Risk-Weighted Assets	$38,540	30.05%	$5,771	4.50%	$8,336	6.50%
Tier I Capital to Risk-Weighted Assets	38,540	30.05	7,695	6.00	10,260	8.00
Total Capital to Risk-Weighted Assets	40,144	31.30	10,260	8.00	12,824	10.00
Tier I Capital to Total Assets	38,540	16.62	9,276	4.00	11,594	5.00

As of March 31, 2015, the Bank was well capitalized under all capital ratios. There are no conditions or events since that notification that management believes have changed the institution’s capitalization category.

(8)	Loss Per Share

Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months ended March 31, 2015, basic and diluted loss per share is the same due to the Company having no stock-based compensation plans. The conversion was complete on July 14, 2014. Loss per share was not computed until January 1, 2015, as if conversion from a mutual holding company to a capital stock holding company occurred on that date. The shares purchased by the Employee Stock Ownership Plan are included in the weighted-average shares when they are committed to be released ($ in thousands, except per share amounts):

	Loss	Weighted Average Shares	Per Share Amount
Three Months Ended March 31, 2015:
Basic and Diluted loss per share:
Net loss	$(353)	3,904,725	$(.09)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the audited condensed consolidated financial statements and footnotes for the year ended December 31, 2014 in the Annual Report on Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company and the Bank that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Certain factors that could cause actual results to differ materially from expected results include, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business of the Bank, and changes in the securities markets. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

Overview

The Bank provides financial services to individuals and businesses from our main office in Plant City, Florida and our four additional full-service banking offices located in Brandon, Riverview, Zephyrhills and Plant City, Florida. Our primary market area includes Hillsborough County and Pasco County, Florida. Our principal business has consisted of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in commercial real estate loans, commercial business loans and, to a lesser extent, multi-family real estate, land and construction and consumer loans. We also invest in securities, which consist primarily of U.S. Treasury securities, U.S government sponsored enterprise mortgage-backed securities, U.S. government agency securities and securities and obligations of U.S. government-sponsored enterprises and the Federal Home Loan Bank. We offer a variety of deposit accounts to consumers and small businesses, including savings accounts, NOW accounts, money market accounts and certificate of deposit accounts.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of fees and service charges on deposit accounts, fees and charges on loans, gain (loss) on sales of other real estate owned, income from bank-owned life insurance and other income. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data and item processing, professional fees, other real estate owned, advertising and promotion, stationery and supplies, deposit and general insurance and other expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Recent Developments

On February 4, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Sunshine Interim Corp., a wholly-owned subsidiary of the Company (“Merger Sub”) and Community Southern Holdings, Inc. (“CS Holdings”), pursuant to which (i) Merger Sub will be merged with and into CS Holdings, with CS Holdings as the surviving entity (the “Merger”), (ii) immediately thereafter, it is anticipated that CS Holdings will merge with and into the Company, with the Company as the surviving entity, and (iii) immediately thereafter, Community Southern Bank, the bank subsidiary of CS Holdings, will be merged with and into the Bank, the savings bank subsidiary of the Company, with the Bank as the surviving bank.

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

The transaction has been approved by the Board of Directors of each company and is expected to close either late in the second quarter or early in the third quarter of 2015. Completion of the Merger is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of CS Holdings’ stockholders. On April 24, 2015, the Federal Reserve Bank of Atlanta approved the transaction.

Critical Accounting Policies

There have been no material changes in our critical accounting policies since the Company filed its 2014 Annual Report on Form 10-K.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total Assets. Total assets increased $17.8 million, or 7.7%, to $247.6 million at March 31, 2015 from $229.8 million at December 31, 2014. The increase was primarily the result of increases of $24.4 million in cash and cash equivalents and $10.0 million in net loans, partially offset by a $15.4 million decrease in securities and a $1.7 million decrease in loans held for sale.

Cash and Cash Equivalents. Total cash and cash equivalents increased by $24.4 million, or 119.1%, to $44.9 million at March 31, 2015 from $20.5 million at December 31, 2014. The increase in total cash and cash equivalents reflected management’s decision to remain liquid for future loan growth and Merger related expenses. The Bank also experienced an increase in cash and cash equivalents due to the seasonality of customers’ deposit inflows, primarily from our agricultural-based customers.

Investment Securities. Investment securities decreased $15.4 million, or 20.4%, to $60.0 million at March 31, 2015 from $75.5 million at December 31, 2014. During the first quarter of 2015, the Bank transferred the investment portfolio from held-to-maturity to available-for-sale. Corresponding with the change, the Bank sold approximately $10.0 million in securities resulting in a gain on sale of $142,000. This change in classification and corresponding asset sale was initiated to create liquidity for anticipated loan growth and position the balance sheet for the pending Merger. The Bank also had $5.0 million in securities mature or called during the quarter, which were not immediately reinvested due to the anticipated loan growth.

Net Loans. Net loans increased $10.0 million, or 9.2%, to $118.7 million at March 31, 2015 from $108.7 million at December 31, 2014. Commercial real estate loans increased $10.7 million, or 48.4%, to $32.8 million at March 31, 2015 from $22.0 million at December 31, 2014, due to management’s focus to shift from residential mortgage to commercial based lending. The Bank originated $14.7 million in commercial mortgage loans, partially offset by $4.0 million in payoffs and normal amortization of loans during the first quarter of 2015. One- to four-family residential real estate loans decreased $1.0 million, or 1.8%, to $51.7 million at March 31, 2015 from $52.7 million at December 31, 2014 as a result of management’s strategic decision to cease holding in portfolio new one- to four-family residential real estate loans.

Deposits. Deposits increased $15.6 million, or 9.5%, to $179.5 million at March 31, 2015 from $163.9 million at December 31, 2014. Our core deposits (consisting of non-interest-bearing, NOW, money market and savings accounts) increased $15.8 million, or 12.4%, to $143.5 million at March 31, 2015 from $127.7 million at December 31, 2014 as a result of our continuous efforts to attract new customers and retain relationships by enhancing and expanding deposit products and services. In addition, the economic conditions for businesses are improving in our market area, creating increased deposit balances. The Bank has also experienced a seasonality of deposit inflows, primarily from our agricultural-based customers during the first quarter of 2015. Time deposits decreased $256,000, or 0.7%, to $36.0 million at March 31, 2015 from $36.3 million at December 31, 2014 primarily due to management’s focus of growing low-cost in-market deposits and allowing higher cost short term time deposits to mature.

Stockholders’ Equity. Stockholders’ equity decreased $196,000, or 0.3%, to $61.4 million at March 31, 2015 as a result of net loss of $353,000 for the quarter ended March 31, 2015, partially offset by an unrealized gain on securities of $157,000.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2015 and 2014. No tax-equivalent yield adjustments have been made, as we had no tax-free interest-earning assets during the periods. All average balances are monthly average balances based upon amortized costs. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended March 31,
	2015 (1)			2014 (1)
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(In thousands)
Interest-earning assets:
Loans	$111,268	$1,529	5.50%	$111,691	$1,355	4.85%
Securities	71,274	223	1.25	50,006	99	.80
Other (2)	29,752	33	.44	17,935	27	.60

Total interest-earning assets	212,294	1,785	3.36	179,632	1,481	3.30

Noninterest-earning assets	22,325			17,158

Total assets	$234,619			$196,790

Interest-bearing liabilities:
NOW accounts	33,611	4	.05	30,626	4	.05
Money market accounts	38,198	18	.19	37,940	17	.18
Savings accounts	25,036	6	.10	25,682	6	.09
Time deposit	36,009	39	.43	43,558	54	.50

Total interest-bearing deposits	132,854	67	.20	137,806	81	.24

Noninterest-bearing liabilities	40,227			32,418

Total liabilities	173,081			170,224
Total stockholders’ equity	61,538			26,566

Total liabilities and stockholders’ equity	$234,619			$196,790

Net interest income		$1,718			$1,400

Net interest rate spread (3)			3.16%			3.06%

Net interest-earning assets (4)	$79,440			$41,826

Net interest margin (5)			3.24%			3.12%

Average interest-earning assets to average interest-bearing liabilities	159.80			130.35

(1)	Annualized.
(2)	Includes interest-earning deposits, federal funds, FHLB stock and time deposits with other banks.
(3)	Net interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and March 31, 2014

General. Net loss for the three months ended March 31, 2015 was $353,000, compared to net income of $44,000 for the three months ended March 31, 2014. The decrease in net income was primarily due to an increase in non-interest expense of $1.2 million, partially offset by increases of $318,000 in net interest income and $168,000 in noninterest income.

Interest Income. Interest income increased $304,000, or 20.5%, to $1.8 million for the three months ended March 31, 2015 primarily as a result of a $174,000 increase in interest income on loans and a $124,000 increase in interest income from securities. The increase in interest income resulted primarily from a $32.7 million increase in the average balance of our interest-earnings assets to $212.3 million and a six basis points increase in the average yield on our interest-earning assets to 3.36% for the three months ended March 31, 2015. The increase in the average yield was attributable to management’s focus on increasing commercial based lending, resulting in a shift from low interest rate investments and cash into commercial based loans.

Interest income on loans increased $174,000, or 12.8%, to $1.5 million for the three months ended March 31, 2015 as a result of an increase in the average yield on loans. The average yield on loans increased by 65 basis points to 5.50% for the three months ended March 31, 2015 from 4.85% for the three months ended March 31, 2014. During the current quarter, the Bank recognized $151,000 of past due interest due to the payoff of a restructured loan. The average balance of loans during the three months ended March 31, 2015 decreased by $423,000 to $111.3 million from $111.7 million for the three months ended March 31, 2014.

Interest income on investment securities increased $124,000, or 125.3%, to $223,000 for the three months ended March 31, 2015 as a result of the increase in the average balance of investment securities. The average balance of investment securities increased $21.3 million to $71.3 million for the three months ended March 31, 2015 from $50.0 million for the three months ended March 31, 2014 due to purchases of U.S government sponsored enterprise mortgage-backed securities, U.S. government enterprise and agency obligations and Federal Home Loan Bank obligations. The average yield on investment securities increased by 45 basis point to 1.25% for the three months ended March 31, 2015 from 0.80% for the three months ended March 31, 2014 due to the purchase of U.S government sponsored enterprise mortgage-backed securities and other higher yielding securities from the excess liquidity created in the stock offering.

Interest Expense. Interest expense decreased $14,000, or 17.3%, to $67,000 for the three months ended March 31, 2015 from $81,000 for the three months ended March 31, 2014 due to decreases in the average balance of interest-bearing deposits and the average cost of interest-bearing deposits. The average balance of interest-bearing deposits decreased by $4.9 million during the three months ended March 31, 2015 to $132.9 million as a result of a $7.5 million decrease in the average balance of time deposits, which was partially offset by a $2.6 million increase in the average balance of core deposits. The change in the mix of deposits was due to management’s focus on obtaining new core deposit customers, not competing with other banks offering higher rates on certificates of deposit, and improving market conditions for businesses in our market area. The average cost of deposits decreased by four basis points to 0.20% for the three months ended March 31, 2015 from 0.24% for the three months ended March 31, 2014, reflecting the increase in low cost core deposits and lower balances in higher rate time deposit accounts. The average cost of time deposits decreased by seven basis points during the three months ended March 31, 2015 to 0.43%, reflecting the growth of low-cost in-market deposits and allowing higher cost short term time deposits to mature.

Net Interest Income. Net interest income increased $318,000, or 22.7%, to $1.7 million for the three months ended March 31, 2015. The increase was primarily due to the increase in the percentage of average interest-earning assets to average interest-bearing liabilities to 159.8% for the three months ended March 31, 2015 as compared to 130.4% for the three months ended March 31, 2014. Our net interest rate spread increased to 3.16% for the three months ended March 31, 2015 from 3.06% for the three months ended March 31, 2014. Our net interest margin increased to 3.24% for the three months ended March 31, 2015 from 3.12% for the three months ended March 31, 2014.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended March 31, 2015 and 2014, respectively. Net recoveries for the three months ended March 31, 2015 were $17,000 compared to net recoveries of $3,000 for the three months ended March 31, 2014. The allowance for loan losses was $1.7 million, or 1.45%, of total loans at March 31, 2015 compared to $1.7 million, or 1.54%, of total loans at March 31, 2014.

Management considers the allowance for loan losses at March 31, 2015 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Non-Interest Income. Non-interest income increased $168,000, or 69.7%, to $409,000 for the three months ended March 31, 2015 from $241,000 for the three months ended March 31, 2014. The increase was primarily related to a $142,000 gain recorded on the sale of securities and a $28,000 increase in income from bank-owned life insurance.

Non-Interest Expense. Non-interest expense increased $1.2 million, or 72.2%, to $2.7 million for the three months ended March 31, 2015 as compared to the same period in 2014. The increase primarily reflected an increase of $689,000 in salaries and employee benefits expense. The salaries and employee benefits expense increase quarter over quarter was attributable to the addition of key bank employees. These employees have been critical to the organic growth in the first quarter of 2015 as well as preparing and positioning the Company for the pending Merger with CS Holdings. In addition, there were increased expenses associated with the Bank’s new Employee Stock Ownership Plan, which was not in effect for the first quarter 2014. The Company also had an increase of $258,000 in Merger related expenses due to the pending Merger and an increase of $73,000 in professional fees. The increase in professional fees related to the increased costs of legal and audit reporting as a public company.

Income Tax (benefit) expense. Income tax benefit was $266,000 for the three months ended March 31, 2015 as compared to an income tax expense of $2,000 for the three months ended March 31, 2014. The decrease in income tax expense was due to the increase in pre-tax loss of $665,000 for the three months ended March 31, 2015.

Asset Quality

Non-Performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and other real estate owned, totaled $413,000, or 0.17% of total assets, at March 31, 2015 and $2.8 million, or 1.20% of total assets, at December 31, 2014. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no accruing loans past due 90 days or more at March 31, 2015 and at December 31, 2014.

	At March 31,	At December 31,
	2015	2014
	(Dollars in thousands)
Non-accrual loans:
Real estate mortgage loans:
One- to four-family residential	$—	$—
Commercial	—	—
Multi-family	—	—
Land and construction	—	—
Commercial business loans	72	570
Consumer loans	—	—

Total non-accrual loans	72	570

Non-accruing troubled debt restructured loans:
Real estate mortgage loans:
One- to four-family residential	—	—
Commercial	—	—
Multi-family	114	124
Land and construction	—	—
Commercial business loans	186	198
Consumer loans	—	—

Total non-accruing troubled debt restructured loans	300	322

Total non-performing loans	372	892

Loans Held for Sale	—	1,829

Other real estate owned:
One- to four-family	41	41
Commercial	—	—
Multi-family	—	—
Land and construction	—	—
Commercial business loans	—	—
Consumer loans	—	—

Total other real estate owned	41	41

Total non-performing assets	$413	$2,762

Total accruing troubled debt restructured loans	$495	$3,903

Total non-performing loans to total loans	0.31%	0.81%

Total non-performing assets to total assets	0.17%	1.20%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Allowance at beginning of period	$1,726	$1,718
Provision for loan losses	—	—
Charge offs:
Real estate mortgage loans:
One- to four-family residential	(1)	(6)
Commercial	—	—
Multi-family	—	—
Land and construction	—	—
Commercial business loans	(9)	—
Consumer loans	—	(4)

Total charge-offs	(10)	(10)

Recoveries:
Real estate mortgage loans:
One- to four-family residential	1	—
Commercial	1	3
Multi-family	—	—
Land and construction	—	—
Commercial business loans	24	9
Consumer loans	1	1

Total recoveries	27	13

Net charge-offs	17	3

Allowance at end of period	$1,743	$1,721

Allowance to nonperforming loans	468.55%	48.68%
Allowance to total loans outstanding at the end of the period (annualized)	1.45%	1.54%
Net charge-offs to average loans outstanding during the period (annualized)	0.06%	0.01%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At March 31, 2015, we had the capacity to borrow approximately $37.8 million from the Federal Home Loan Bank of Atlanta. We historically have not used Federal Home Loan Bank advances to fund our operations, and at March 31, 2015 and at December 31, 2014, we had no outstanding advances from the Federal Home Loan Bank of Atlanta. We also have lines of credit at two financial institutions that would allow us to borrow up to $8.7 million and $6.0 million, respectively at March 31, 2015. Neither credit line was drawn upon at March 31, 2015.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by in the three months ended March 31, 2015 by operating activities was $3.4 million. During the three months ended March 31, 2015, we received $1.9 million from the proceeds of sale on loans held for sale and an increase in official checks of $2.7 million. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $5.4 million for the three months ended March 31, 2015. During the three months ended March 31, 2015 the Bank originated $10.0 million in net loans, offset by $14.9 million in cash received through maturing and selling of securities. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, was $15.6 million for the three months ended March 31, 2015.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2015, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of 16.62% of adjusted total assets, which is above the required level of 5.00%, common equity tier 1 capital to risk-weighted assets of 30.05%, which is above the required level of 6.50%, tier 1 capital to risk-weighted assets of 30.05%, which is above the required level of 8.00%, and total risk-based capital of 31.30% of risk-weighted assets, which is above the required level of 10.00%. Accordingly, the Bank was categorized as well-capitalized at March 31, 2015. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2015, we had outstanding commitments to originate loans of $7.9 million, unused lines of credit totaling $7.8 million, and stand-by letters of credit of $714,000. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from March 31, 2015 totaled $27.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities. The Company has also entered into a merger agreement with Community Southern Holdings, Inc.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2015, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of March 31, 2015, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNSHINE BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSHINE BANCORP, INC.

Date: May 12, 2015	By:	/s/ Andrew S. Samuel
Andrew S. Samuel
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 12, 2015	By:	/s/ Vickie J. Houllis
Vickie J. Houllis
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)