Form 10-Q
period 2015-06-30
Sunshine Bancorp, Inc.
filed 2015-08-13
CIK 1599891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 12, 2015, there were 4,232,000 issued and outstanding shares of the issuer’s common stock.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

June 30, 2015 Form 10-Q

SUNSHINE BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	At June 30,	At December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$7,069	5,316
Interest-earning deposits with banks	2,050	688
Federal funds sold	15,155	14,475

Cash and cash equivalents	24,274	20,479
Time deposits with banks	5,145	5,880
Securities held to maturity (Fair value of $0 and $75,469)	—	75,473
Securities available for sale	94,254	—
Loans held for sale	505	2,012
Loans, net of allowance for loan losses of $1,883 and $1,726	307,002	108,666
Premises and equipment, net	13,585	6,074
Federal Home Loan Bank stock, at cost	2,597	180
Cash surrender value of bank-owned life insurance	11,961	7,259
Deferred Tax Asset	6,572	2,782
Goodwill	8,662	—
Core Deposit Intangible	588	—
Accrued interest receivable	1,221	613
Other assets	623	402

Total assets	$476,989	229,820

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing accounts	71,539	34,774
NOW accounts	54,987	32,589
Money-market deposit accounts	82,225	35,208
Savings accounts	31,647	25,100
Time deposits	108,899	36,253

Total deposits	349,297	163,924
Federal Home Loan Bank advances	51,480	—
Customer Repurchase Agreements	3,285	—
Other liabilities	6,096	4,270

Total liabilities	410,158	168,194

Stockholders’ equity:
Preferred stock:
$0.01 par value, 5,000,000 authorized; none issued and outstanding $0.01 par value, $1,000 liquidation value, 5,700 shares of senior non-cumulative perpetual preferred stock, series A	5,700	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 4,232,000 shares issued and outstanding	42	42
Additional paid in capital	40,766	40,766
Retained income	23,587	24,091
Unallocated employee stock ownership plan (“ESOP”) shares	(3,273)	(3,273)
Accumulated other comprehensive income	9	—

Total stockholders’ equity	66,831	61,626

Total liabilities and stockholders’ equity	$476,989	229,820

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans	$1,524	1,355	3,053	2,710
Securities	161	125	384	224
Other	39	37	72	64

Total interest income	1,724	1,517	3,509	2,998

Interest Expense:
Deposits	70	78	137	159
Borrowed funds	1	—	1	—

Total interest expense	71	78	138	159

Net interest income	1,653	1,439	3,371	2,839
Provision for loan losses	—	640	—	640

Net interest income after provision for loan losses	1,653	799	3,371	2,199

Noninterest income:
Fees and service charges on deposit accounts	141	169	280	334
Gain on sale of other real estate owned	20	23	20	27
Gain on sale of loans held for sale	—	—	16	—
Gain on sale of securities	53	—	195	—
Income from bank-owned life insurance	58	30	117	60
Other	52	54	105	96

Total noninterest income	324	276	733	517

Noninterest expenses:
Salaries and employee benefits	1,583	866	3,147	1,712
Occupancy and equipment	257	241	556	487
Data and item processing services	144	119	264	235
Professional fees	157	95	281	146
Advertising and promotion	38	11	76	32
Stationery and supplies	44	21	69	46
Deposit insurance and general insurance	39	41	95	82
Merger related	863	—	1,121	—
Other	401	248	663	497

Total noninterest expenses	3,526	1,642	6,272	3,237

Loss before income taxes	(1,549)	(567)	(2,168)	(521)
Income tax benefit	(1,398)	(237)	(1,664)	(235)

Net loss	$(151)	(330)	(504)	(286)

Basic and diluted loss per share	$(0.04)	N/A	(0.13)	N/A

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(151)	(330)	(504)	(286)
Other comprehensive (loss) income:
Change in unrealized gain on securities:
Unrealized (loss) gain arising during the period	(185)	—	209	—
Reclassification adjustment for realized gains	(53)	—	(195)	—

Net change in unrealized (loss) gain	(238)	—	14	—
Deferred income taxes on above change	90	—	(5)	—

Total other comprehensive (loss) income	(148)	—	9	—

Comprehensive loss	$(299)	(330)	(495)	(286)

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

($ In thousands)

Six Months Ended June 30, 2015 and 2014

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Income	Unearned ESOP Shares	Accumulated Other Comprehensive	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	—	$—	—	$—	—	26,552	—	—	26,552
Net income (unaudited)	—	—	—	—	—	(286)	—	—	(286)

Balance, June 30, 2014 (unaudited)	—	$—	—	$—	—	26,266	—	—	26,266

Balance, December 31, 2014	—	—	4,232,000	42	40,766	24,091	(3,273)	—	61,626
Net loss (unaudited)	—	—	—	—	—	(504)	—	—	(504)
Preferred stock Exchanged (unaudited)	5,700	5,700	—	—	—	—	—	—	5,700
Net change in unrealized gain on securities available for Sale, net of taxes (unaudited)	—	—	—	—	—	—	—	9	9

Balance, June 30, 2015 (unaudited)	5,700	$5,700	4,232,000	$42	40,766	23,587	(3,273)	9	66,831

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(504)	(286)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	275	193
Provisions for loan losses	—	640
Amortization of premiums and discounts on securities, net	178	114
Gain on sale of loans held for sale	(16)	—
Proceeds from the sale of loans held for sale	1,864	—
Loans originated as held for sale	(341)	—
Amortization of deferred loan fees and costs, net	(25)	(12)
Income from bank-owned life insurance, net	(117)	(60)
Gain on sale of other real estate owned	(20)	(27)
Gain on sale of securities available for sale	(195)	—
Decrease in accrued interest receivable	77	32
Increase in deferred tax asset	(1,700)	—
Increase in other assets	(148)	(852)
Increase in other liabilities	1,100	22

Net cash provided by (used in) operating activities	428	(236)

Cash flows from investing activities:
Maturities of time deposits with banks	735	2,450
Purchases of securities held to maturity	—	(4,830)
Maturities of securities held to maturity	5,000	—
Principle repayment of securities held to maturity	800	—
Proceeds from sale of securities available for sale	15,997	—
Calls and maturities of securities available for sale	3,825	—
Net (increase) decrease in loans	(26,835)	2,240
Proceeds from sale of other real estate owned	61	148
Purchases of premises and equipment, net	(1,689)	(49)
(Purchase) redemption of Federal Home Loan Bank stock	(877)	57
Business acquisitions, net of cash received	(20,111)	—

Net cash (used in) provided by investing activities	(23,094)	16

Cash flows from financing activities:
Net increase in deposits	6,461	389
Net increase in Federal Home Loan Bank Advances	20,000	—
Proceeds from stock subscriptions	—	117,215
Increase in restricted cash	—	(117,215)

Net cash provided by financing activities	26,461	389

Increase in cash and cash equivalents	3,795	169
Cash and cash equivalents at beginning of period	20,479	11,054

Cash and cash equivalents at end of period	$24,274	11,223

Supplemental disclosure of cash flow information:
Cash paid during the period for- Interest	$137	159

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Noncash transaction-
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of taxes	$9	—

Securities held to maturity transferred to available for sale	$69,665	—

Acquisition of Community Southern Bank assets and liabilities:
Noncash assets acquired
Securities available for sale	$44,372	—

Loans	$171,476	—

Premises and equipment	$6,097	—

Federal Home Loan Bank stock	$1,540	—

Cash surrender value of bank-owned life insurance	$4,585	—

Deferred income taxes	$2,095	—

Goodwill	$8,662	—

Core Deposit Intangible	$588	—

Accrued interest	$685	—

Other assets	$114	—

Liabilities assumed and stockholders equity exchanged:
Deposits	$178,912	—
Federal Home Loan Bank advances	$31,480	—

Customer Repurchase agreements	$3,285	—

Other liabilities	$726	—

Preferred Stock	$5,700	—

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Organization and Significant Accounting Policies

Organization. Sunshine Bancorp, Inc., a Maryland corporation (the “Holding Company”), was formed on March 7, 2014 to serve as the savings and loan holding company for Sunshine Bank, a federal savings bank (the “Bank”). The Holding Company was formed as part of the Bank’s mutual-to-stock conversion (the “Conversion”). Collectively, the Bank and Holding Company are referred to as the “Company.”

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

In connection with the Conversion, the Holding Company implemented an ESOP, to provide eligible employees the opportunity to own the Company’s Common stock. This plan is a tax-qualified retirement plan for the benefit of all Bank employees. A total of 338,560 shares of common stock issued in the Conversion were acquired by the ESOP.

The Bank through its eight full service banking offices and two loan production offices provides a variety of retail community banking services to individuals and businesses primarily in Hillsborough, Polk, Pasco, and Orange Counties, Florida. The Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

Our accounting and reporting policies conform to Accounting Principles Generally Accepted in the United States of America (“GAAP”) and general practices within the banking industry and are described in note 1 to the audited consolidated financial statements in our 2014 Annual Report on Form 10-K, as updated by information in this Form 10-Q.

While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

Purchased Credit-Impaired Loans. As a part of the business acquisition, the Company acquired loans, some of which have shown evidence of credit deterioration since origination. These purchased credit-impaired (“PCI”) loans were determined to be credit impaired based on borrower payment history, past due status, loan credit grading, value of underlying collateral and other factors that affect the collectability of contractual cash flows. Under GAAP, purchasers are permitted to individually evaluate or collectively aggregate PCI loans into pools. PCI loans acquired in the same fiscal quarter may be assembled into one or more pools with common risk characteristics. Once pooled, a single composite interest rate is used to determine aggregate expected cash flows for the pool.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Organization and Significant Accounting Policies, Continued

At June 30, 2015, as a result of the Company’s recent acquisition, the Company individually evaluated three PCI loans. These acquired loans were recorded on the acquisition date at fair value. The Company estimates the amount and timing of expected cash flows for each individually analyzed loan. Estimated cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan.

On a quarterly basis, the Company will update the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan principal cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the pool’s effective interest rate. Impairments that occur after the acquisition date are recognized through the allowance for loan losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan losses; any remaining increases are recognized prospectively as interest income. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, or foreclosure, result in removal of the loan from the PCI portfolio.

Goodwill and Core Deposit Intangible. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired in the acquisition. GAAP requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. There can be no assurance that future goodwill impairment tests will not result in a charge to income. Core deposit intangibles (“CDI”) are initially measured at fair value and then amortized over ten years on an accelerated basis using projected decay rates of the underlying core deposits. The principal factors considered when valuing the CDI consist of the following: (1) the rate and maturity structure of the interest bearing liabilities, (2) estimated retention rates for each deposit liability category, (3) the current interest rate environment and (4) estimated noninterest income potential of the acquired relationship. The CDI is evaluated periodically for impairment.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Organization and Significant Accounting Policies, Continued

Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements in this report have not been audited except for information derived from our audited 2014 financial statements.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2015, and the results of operations for the three and six month periods ended June 30, 2015 and 2014. The results of operations for the six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year or any other period.

Comprehensive Loss. GAAP generally require that recognized revenue, expenses, gains and losses be included in operations. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net loss, are components of comprehensive loss.

Reclassifications. Certain amounts in the 2014 financial statements have been reclassified to conform with the 2015 presentation.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Business Combinations

Agreement to Acquire First Federal Bank of Florida Branches. On July 16, 2015, the Bank signed a purchase agreement pursuant to which the Bank will purchase three branch offices from First Federal Bank of Florida in Sarasota and Manatee counties. The branch offices are located in Bradenton and Sarasota, Florida. One branch is expected to be consolidated into the other Sarasota branch prior to the closing of this transaction. The purchase is expected to add approximately $56.4 million in deposits for a deposit premium of 1.80% and $8.3 million in loans at par value. Sunshine Bank has also agreed to purchase the real estate property and some selected fixed assets associated with the branches. The transaction is expected to close in the fourth quarter of 2015, subject to regulatory approvals and satisfaction of customary closing conditions.

Acquisition of Community Southern Holdings, Inc. The Company accounts for acquisitions using the acquisition method of accounting. The acquisition method of accounting requires the Company to estimate the fair value of the tangible assets and identifiable assets acquired, and liabilities and equity assumed. The estimated fair values are based on available information and current economic conditions at the date of acquisition. Fair value may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair value estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities.

On June 30, 2015, the Company acquired 100% of the outstanding common shares of Community Southern Holdings, Inc. for cash of $30.3 million, through an Agreement and Plan of Merger (the “Merger”). Community Southern Holdings, Inc. was merged into the Company and Community Southern Bank was merged into the Bank. The Bank acquired $250.4 million in assets and assumed $214.4 million in liabilities and stockholders’ equity and exchanged $5.7 million in preferred stock to the U.S. Treasury as part of its Small Business Lending Fund. The Company acquired these assets and liabilities to expand its market presence to Polk and Orange Counties, Florida. The Company incurred approximately $1.1 million in acquisition expense which are included in other noninterest expense in the accompanying consolidated statements of earnings. The Company also recorded an identifiable intangible asset representing the core deposit base of Community Southern Bank based on management’s evaluation of the cost of such deposits relative to alternative funding sources. Management used market quotations to measure the fair value of investment securities and FHLB advances.

Accounting for business combination under the GAAP acquisition method prohibits “carrying over” valuation allowances, such as the allowance for loan losses. Uncertainties relating to the expected future cash flows is be reflected in the fair value measurement of the acquired loans and reflected in the purchase price. The Bank will establish loan loss allowances for the acquired loans in periods after the acquisition, but only for losses incurred on these loans due to credit deterioration after acquisition. As a result, the allowance for loan loss reflected in these statements is only that of historical Sunshine Bank.

Community Southern Bank’s loans were measured at fair value by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value. Additionally, consideration was given to management’s best estimates of default rates and payment speeds. At acquisition, Community Southern Bank’s loan portfolio totaled $170.0 million and was recorded at a fair value of $171.5 million.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Business Combinations, continued

The following table summarizes the fair value of assets acquired, liabilities assumed and stockholders’ equity exchanged on the date of acquisition:

On June 30, 2015
Cash and cash equivalents	10,183
Securities available for sale	44,372
Loans	171,476
Premises and equipment	6,097
Federal Home Loan Bank stock	1,540
Cash surrender value of bank owned life insurance	4,585
Deferred tax asset	2,095
Goodwill	8,662
Core deposit intangible	588
Accrued interest receivable	685
Other assets	114

Total assets acquired	250,397

Deposits	178,912
Federal Home Loan Bank Advances	31,480
Customer repurchase agreements	3,285
Other liabilities	726
Preferred Stock exchanged	5,700

Total liabilities assumed and stockholders’ equity exchanged	220,103

Net assets acquired	$30,294

Results of operations for Community Southern Holdings Inc. prior to the acquisition date are not included in the Consolidated Statement of Income for the three and six-month periods ended June 30, 2015. The following table presents financial information regarding the former Community Southern Holdings Inc. operations excluded from the Consolidated Statement of Income prior to the date of acquisition. In addition, the second table presents unaudited pro forma information as if the acquisition of Community Southern Holdings Inc. had occurred on January 1, 2015. The tables below have been prepared for comparative purposes only and have not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition. The acquisition was accounted for as a business combination under the acquisition method of accounting.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Business Combinations, Continued

Actual From January 1, 2015 Through June 30, 2015 (in thousands)
Net interest income	$3,642

Noninterest income	$331

Net loss	$(1,470)

	Pro Formas
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net interest income N	$3,487	3,269	7,013	6,357

Noninterest income	$483	425	1,064	792

Net (Loss) income	$(1,907)	(11)	(1,974)	219

Pro forma Loss per share- Basic and Diluted	$(0.49)	N/A	(0.51)	N/A

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Goodwill and Other Intangible Assets

Goodwill and Core Deposit Intangible (“CDI”) at June 30, 2015 was $8,662,000 and $588,000 respectively.

The future expected amortization of CDI with determinable useful lives as of June 30, 2015 are as follows (in thousands):

Year Ending December 31,	Amount
2015	$53
2016	102
2017	91
2018	80
2019	70
Thereafter	192

$588

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Securities

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

Securities Available for sale-	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015:
U.S. Treasury securities	$2,006	2	—	2,008
Federal Home Loan Bank obligations	16,134	30	(10)	16,154
U.S. Government enterprise and agency obligations	22,776	24	(10)	22,790
Municipal securities	11,940	—	—	11,940
Corporate securities	2,379	—	—	2,379
Mortgage-backed securities	39,005	—	(22)	38,983

Total	$94,240	56	(42)	94,254

Securities held for maturity-
December 31, 2014:
U.S. Treasury securities	5,025	5	—	5,030
Federal Home Loan Bank obligations	23,269	24	(50)	23,243
U.S. Government enterprise and agency obligations	29,799	84	(85)	29,798
Mortgage-backed securities	17,380	19	(1)	17,398

Total	$75,473	132	(136)	75,469

The scheduled maturities of securities at June 30, 2015 were as follows (in thousands):

	Securities Available for sale
	Amortized Cost	Fair Value
Due in one year or less	$11,074	11,093
Due from after one year to five years	23,952	23,969
Due from after five years to ten years	1,979	1,979
Due after ten years	18,230	18,230
Mortgage-backed securities	39,005	38,983

Total	$94,240	94,254

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Securities, Continued

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less Than Twelve Months		More than Twelve Months
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities Available for sale:
At June 30, 2015:
Federal Home Loan Bank obligations	$(1)	2,027	(9)	1,990
U.S Government enterprise and agency obligations	—	—	(10)	4,020
Mortgage-backed securities	(22)	15,648	—	—

Totals	$(23)	17,675	(19)	6,010

Securities held for maturity:
At December 31, 2014:
Federal Home Loan Bank obligations	(13)	7,055	(37)	3,995
U.S. Government enterprise and agency obligations	(50)	14,957	(35)	4,001
Mortgage-backed securities	(1)	1,964	—	—

Totals	$(64)	23,976	(72)	7,996

The unrealized losses on eleven investment securities available for sale at June 30, 2015 were caused by changes in interest rates. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value was attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The Bank pledged securities with a fair market value of approximately $24.2 million at June 30, 2015 and $25.6 million at December 31, 2014 to secure public funds and other borrowings.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Securities, Continued

Securities available for sale sold during the six months ended June 30, 2015, are summarized as follows (in thousands):

Proceeds received from sale	$15,997

Gross Gains on sale	$195

(5) Loans

The loan portfolio segments and classes are as follows (in thousands):

	June 30, 2015	December 31, 2014
Real estate mortgage loans:
One-to four-family residential	$85,077	52,708
Commercial	118,402	22,043
Multi-family	16,116	10,622
Land and construction	23,478	7,075

Total real estate mortgage loans	243,073	92,448

Commercial loans	61,307	16,773
Consumer loans	4,992	1,398

Total loans	309,372	110,619

Deduct:
Deferred loan fees, net	(320)	(124)
Allowance for loan losses	(1,883)	(1,726)
Undisbursed loan proceeds	(167)	(103)

Loans, net	$307,002	108,666

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

(5) Loans, Continued

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

(5) Loans, Continued

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

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Mortgage Loans	Commercial Loans	Consumer Loans	Unallocated	Total
Three Months Ended June 30, 2015:
Beginning balance	$1,327	407	9	—	1,743
Provision (credit) for loan losses	(127)	63	(5)	69	—
Charge-offs	—	—	—	—	—
Recoveries	113	26	1	—	140

Ending balance	$1,313	496	5	69	1,883

Three Months Ended June 30, 2014:
Beginning balance	1,441	207	9	64	1,721
Provision (credit) for loan losses	63	647	(6)	(64)	640
Charge-offs	—	(626)	(1)	—	(627)
Recoveries	13	17	7	—	37

Ending balance	$1,517	245	9	—	1,771

Six Months Ended June 30, 2015:
Beginning balance	1,409	308	9	—	1,726
Provision (credit) for loan losses	(210)	147	(6)	69	—
Charge-offs	(1)	(9)	—	—	(10)
Recoveries	115	50	2	—	167

Ending balance	$1,313	496	5	69	1,883

Six Months Ended June 30, 2014:
Beginning balance	1,417	208	10	83	1,718
Provision (credit) for loan losses	90	637	(4)	(83)	640
Charge-offs	(6)	(626)	(5)	—	(637)
Recoveries	16	26	8	—	50

Ending balance	$1,517	245	9	—	1,771

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5) Loans, Continued

	Real Estate Mortgage Loans	Commercial Loans	Consumer Loans	Unallocated	Total
At June 30, 2015:
Individually evaluated for impairment:
Recorded investment	$598	644	—	—	1,242

Balance in allowance for loan losses	$12	9	—	—	21

Collectively evaluated for impairment:
Recorded investment	$241,791	60,607	4,992	—	307,390

Balance in allowance for loan losses	$1,301	487	5	69	1,862

Acquired with deteriorated credit quality:
Recorded investment	$684	56	—	—	740

Balance in allowance for loan losses	$—	—	—	—	—

At December 31, 2014:
Individually evaluated for impairment:
Recorded investment	$4,028	768	—	—	4,796

Balance in allowance for loan losses	$301	9	—	—	310

Collectively evaluated for impairment:
Recorded investment	$88,420	16,005	1,398	—	105,823

Balance in allowance for loan losses	$1,108	299	9	—	1,416

The following summarizes the loan credit quality (in thousands):

	Real Estate Mortgage Loans
	One-to Four-Family Residential	Commercial	Multi- Family	Land and Construction	Commercial Loans	Consumer Loans	Total
Credit Risk Profile by Internally
Assigned Grade:
At June 30, 2015:
Grade:
Pass	$81,632	115,748	16,007	22,573	57,636	4,992	298,588
Special mention	2,181	2,034	—	440	3,011	—	7,666
Substandard	1,264	620	109	465	660	—	3,118

Total	$85,077	118,402	16,116	23,478	61,307	4,992	309,372

At December 31, 2014:
Grade:
Pass	52,392	21,385	10,498	6,864	15,788	1,398	108,325
Special mention	316	413	—	211	94	—	1,034
Substandard	—	245	124	—	891	—	1,260

Total	$52,708	22,043	10,622	7,075	16,773	1,398	110,619

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

(5) Loans, Continued

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

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5) Loans, Continued

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater Past Due	Total Past Due	Current	(1) Nonaccrual Loans	Total Loans
At June 30, 2015:
Real estate mortgage loans:
One-to four-family	$322	36	—	358	84,091	628	85,077
Commercial	—	—	—	—	118,006	396	118,402
Multi-family	—	—	—	—	16,007	109	16,116
Land and construction	22	—	—	22	23,199	257	23,478
Commercial loans	132	—	—	132	60,931	244	61,307
Consumer loans	1	—	—	1	4,991	—	4,992

Total	$477	36	—	513	307,225	1,634	309,372

At December 31, 2014:
Real estate mortgage loans:
One-to four-family	59	—	—	59	52,649	—	52,708
Commercial	—	—	—	—	22,043	—	22,043
Multi-family	—	—	—	—	10,498	124	10,622
Land and construction	—	—	—	—	7,075	—	7,075
Commercial loans	167	—	—	167	15,838	768	16,773
Consumer loans	2	—	—	2	1,396	—	1,398

Total	$228	—	—	228	109,499	892	110,619

(1)	Includes $740,000 in purchased credit impaired loans at June 30, 2015.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5) Loans, Continued

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total (1)
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2015:
Real estate mortgage loans:
One-to four-family residential	$—	—	120	138	12	120	138	12
Commercial	369	949	—	—	—	369	949	—
Multi-family	109	255	—	—	—	109	255	—
Land and construction	—	—	—	—	—	—	—	—
Commercial loans	549	673	95	99	9	644	772	9

	$1,027	1,877	215	237	21	1,242	2,114	21

December 31, 2014:
Real estate mortgage loans:
One-to four-family residential	—	—	123	140	12	123	140	12
Commercial	380	966	3,401	3,401	289	3,781	4,367	289
Multi-family	124	265	—	—	—	124	265	—
Commercial loans	664	750	104	107	9	768	857	9

	$1,168	1,981	3,628	3,648	310	4,796	5,629	310

(1)	Excludes $740,000 in purchased credit impaired loans at June 30, 2015

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended June 30,
	2015			2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
One-to-four-family residential	$121	1	2	1,645	4	11
Commercial	370	12	12	4,796	12	76
Multi-family	111	—	3	148	—	3
Land and construction	—	—	—	111	—	—
Commercial loans	648	—	10	700	—	6

Total	$1,250	13	27	7,400	16	96

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5) Loans, Continued

	Six Months Ended June 30,
	2015			2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
One-to-four-family residential	$121	4	4	1,746	9	21
Commercial	1,504	96	92	4,816	155	156
Multi-family	114	—	6	154	—	10
Land and construction	—	—	—	112	—	1
Commercial loans	696	—	23	702	—	6

Total	$2,435	100	125	7,530	164	194

Loans are classified as troubled debt restructurings when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. During the six months ended June 30, 2015 and 2014, the Company had no loans restructured as troubled debt restructurings and the Company had no loans restructured as troubled debt restructurings that subsequently defaulted that had been modified in the previous twelve month period.

(6) Purchased Credit Impaired Loans

The carrying amounts as of the acquisition date of PCI loans acquired are detailed in the following table (in thousands):

During the Six-months Ended June 30, 2015
Contractually required principal and interest at acquisition	$1,272
Nonaccretable difference	(404)

Cash flows expected to be collected at acquisition	868
Accretable yield adjustment	(128)

Total carrying amount of PCI loans	$740

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(7) Federal Home Loan Bank Advances

A summary of Federal Home Loan Bank (“FHLB”) advances at June 30, 2015 ($ in thousands). There were no advances as of December 31, 2014.

Maturing in the Year Ending December 31,	Advance Type	Interest Rate	June 30, 2015
2015	Daily Rate Credit	0.37%	$20,000
2015	Fixed Rate	1.56%	1,271
2015	Fixed Rate	0.29%	3,000
2015	Fixed Rate	0.30%	2,000
2015	Fixed Rate	1.58%	1,004
2015	Principal Reducing	1.62%	100
2016	Adjustable Rate	0.31%	2,501
2016	Fixed Rate	1.99%	5,064
2016	Principal Reducing	0.70%	1,253
2017	Adjustable Rate	0.38%	2,503
2017	Fixed Rate	2.37%	3,091
2017	Fixed Rate	2.37%	2,060
2018	Convertible	3.99%	2,278
2018	Convertible	3.67%	5,355

Total			$51,480

At June 30, 2015, we had the capacity to borrow approximately $72.4 million and pursuant to the collateral agreement with the FHLB, advances are secured by a blanket lien of residential and commercial real estate loans totaling approximately $79.2 million and the Company’s FHLB stock.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8) Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At June 30, 2015			At December 31, 2014
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$24,274	24,274	1	$20,479	20,479	1
Time deposits with banks	5,145	5,145	1	5,880	5,880	1
Securities	94,254	94,254	2	75,473	75,469	2
Loans held for sale	505	505	3	2,012	2,028	3
Loans	307,002	311,187	3	108,666	113,807	3
Federal Home Loan Bank stock	2,597	2,597	3	180	180	3
Accrued interest receivable	1,221	1,221	3	613	613	3
Financial liabilities:
Deposits	349,297	340,841	3	163,924	153,568	3
FHLB Advances	51,480	51,480	3	—	—	3
Customer Repurchase Agreements	3,285	3,285	3	—	—	3
Off-balance-sheet financial instruments	—	—	3	—	—	3

(9) Fair Value Measurements

There were no securities available for sale at December 31, 2014. Securities available for sale measured at fair value on a recurring basis at June 30, 2015 are summarized below (in thousands):

	Fair Value	Level 1	Level 2	Level 3
U.S. Treasury securities	$2,008	—	2,008	—
Federal Home Loan Bank obligations	16,154	—	16,154	—
U.S. Government enterprise and agency obligations	22,790	—	22,790	—
Municiple securities	11,940		11,940	—
Corporate securities	2,379	—	2,379	—
Mortgage-backed securities	38,983	—	38,983	—

Total	$94,254	—	94,254	—

During the six months ended June 30, 2015, no securities were transferred in or out of Level 1, Level 2, or Level 3.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9) Fair Value Measurements, Continued

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis, excluding purchased credit impaired loans are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At June 30, 2015:
Real estate mortgage loans:
Commercial	$369	—	—	369	517	—
Multi-family	109	—	—	109	128	—
Commercial	86	—	—	86	74	—

Total	$564	—	—	564	719	—

At December 31, 2014:
Real estate mortgage loans:
Commercial	380	—	—	380	517	—
Multi-family	124	—	—	124	128	—
Commercial	94	—	—	94	74	2

Total	$598	—	—	598	719	2

Other real estate owned which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

	At Period End				Total Losses	Losses Recorded During the Period
	Total	Level 1	Level 2	Level 3
At June 30, 2015-
Other real estate owned	$32	—	—	32	—	—

At December 31, 2014-
Other real estate owned	$41	—	—	41	—	—

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9) Fair Value Measurements, Continued

Acquired assets, assumed liabilities and stockholders’ equity exchanged measured at fair value on a nonrecurring bases are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Year
As of June 30, 2015:
Securities available for sale	$44,372	—	44,372	—	—	—

Loans, net of discount	$171,476	—	—	171,476	—	—

Premises and equipment	$6,097	—	—	6,097	—	—

Federal Home Loan Bank Stock	$1,540	—	—	1,540	—	—

Cash surrender value of bank owned life insurance	$4,585	—	—	4,585	—	—

Deferred taxes	$2,095	—	—	2,095	—	—

Goodwill	$8,662	—	—	8,662	—	—

Core deposit intangible	$588	—	—	588	—	—

Accrued interest	$685	—	—	685	—	—

Other assets	$114	—	—	114	—

Deposits	$178,912	—	—	178,912	—	—

FHLB Advances	$31,480	—	—	31,480	—	—

Customer Repurchase Agreement	$3,285	—	—	3,285	—	—

Other liabilities	$726	—	—	726	—	—

Preferred Stock	$5,700	—	—	5,700	—	—

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(10) Employee Stock Ownership Plan

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

At June 30, 2015 the ESOP shares were as follows ($ in thousands, except per share amounts):

Allocated shares	11,285
Unallocated shares	327,275

Total ESOP shares	338,560

Fair value of unallocated shares	$4,844

(11) Stockholders’ Equity

As a result of the Merger with Community Southern Holdings, Inc. the Company exchanged Community Southern Holdings, Inc.’s Preferred Stock for similar shares issued by the Company to the U.S. Treasury.

The 5,700 shares exchanged with the U.S. Treasury are Senior Non-Cumulative Perpetual Preferred Stock, Class A, having a liquidation preference of $1,000 per share (the “Class A Preferred Stock”), for aggregate liquidation value of $5,700,000. The Class A Preferred Stock is entitled to receive noncumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1. At June 30, 2015, the dividend rate was 1% per annum. If the Class A Preferred Stock remains outstanding after April 1, 2016 dividend rate will be fixed at 9%. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Class A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Class A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (i) The Company has not timely declared and paid dividends on the Class A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Class A Preferred Stock with an aggregate liquidation preference of a certain amount are still outstanding, the Treasury (or any successor holder of Class A Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors. The Company may redeem the shares of Class A Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then current period, subject to any required prior approval by the Company’s primary federal banking regulator.

(12) Regulatory Matters

Effective January 1, 2015, the Bank became subject to new capital requirements set forth by federal banking regulations. These changes were designed to ensure capital positions remain strong during the events of economic downturns or unforeseen losses. The Company is exempt from consolidated capital requirements as the Federal Reserve Board amended its “small bank holding company” policy statement to generally exempt savings and loan holding companies with less than $1.0 billion in assets from capital requirements.

These new requirements create a new capital ratio for common equity Tier 1 capital and increase the Tier 1 capital ratio requirements. Under the new capital regulation for the Bank, the minimum capital ratios consist of a common equity tier 1 ratio of 4.5% of risk-weighted assets, a tier 1 capital ratio of 6.0% of risk-weighted assets, a total capital ratio of 8.0% of risk weighted assets, and a leverage ratio of 4.0%. Common equity tier 1 generally comprises of common stock, additional paid in capital, and retained income.

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

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(12) Regulatory Matters, Continued

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at June 30, 2015:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized
	Amount	%	Amount	%	Amount	%
Common Equity Tier 1
Capital to Risk – Weighted Assets	$47,417	14.51%	$14,705	4.50%	$21,241	6.50%
Tier I Capital to Risk-Weighted Assets	47,417	14.51	19,607	6.00	26,143	8.00
Total Capital to Risk-Weighted Assets	49,300	15.09	26,137	8.00	32,671	10.00
Tier I Capital to Total Assets	47,417	20.10	9,436	4.00	11,795	5.00

As of June 30, 2015, the Bank was well capitalized under all capital ratios. There are no conditions or events since that notification that management believes have changed the institution’s capitalization category.

(13) Loss Per Share

Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and six months ended June 30, 2015, basic and diluted loss per share is the same due to the Company having no stock-based compensation plans. The conversion was completed on July 14, 2014. Loss per share was not computed until January 1, 2015, as if the conversion from a mutual savings bank to a capital stock holding company occurred on that date. The shares purchased by the Employee Stock Ownership Plan are included in the weighted-average shares when they are committed to be released ($ in thousands, except per share amounts):

	Loss	Weighted Average Shares	Per Share Amount
Three Months Ended June 30, 2015:
Basic and Diluted loss per share:
Net loss	$(151)	3,904,725	$(0.04)

Six Months Ended June 30, 2015:
Basic and Diluted loss per share:
Net loss	$(504)	3,904,725	$(0.13)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2014 in the Annual Report on Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company and the Bank that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Certain factors that could cause actual results to differ materially from expected results include, general economic conditions, including our local, state and national real estate markets and employment trends; changes in legislation or regulation; competition from other financial institutions; the accuracy of our estimates of future loan losses; inflation, interest rate, market and monetary fluctuations; acquisitions and integration of acquired businesses; the possible impairment of goodwill associated with our acquisition; expansion of operations, including branch openings and branch acquisitions, new product offerings and expansion into new markets; the impact of new capital requirements; restrictions or conditions imposed by our regulators on our operations; cybersecurity breaches, including potential business disruptions or financial losses. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

Overview

The Bank is a financial services institution focused on creating financial success for consumers, businesses, and non-profits throughout central Florida. Our competitive advantage is our employees, who are passionate about providing uncompromising service with a sense of warmth, integrity, friendliness, and company spirit. Operations are conducted from the main banking office in Plant City, Florida and seven additional full service banking offices located in Brandon, Riverview, Lakeland, Zephyrhills, Bartow, Plant City and Winter Haven, Florida, and two loan production offices located in downtown Tampa and downtown Orlando, Florida. Our common stock is traded on the NASDAQ Capital Market under the symbol “SBCP.”

Our principal business has consisted of attracting retail deposits from the general public in our primary market area of Hillsborough and Pasco counties and following the Merger in Polk and Orange counties, Florida, and investing those deposits, together with funds generated from operations, in commercial real estate loans, commercial business loans and, to a lesser extent, multi-family real estate, land and construction, one-to four-family and consumer loans. We also invest in securities, which consist primarily of U.S. Treasury securities, U.S government sponsored enterprise mortgage-backed securities, U.S. government agency securities and securities and obligations of U.S. government-sponsored enterprises, the Federal Home Loan Bank, Municipal, and Corporate. We offer a variety of deposit accounts to consumers and small businesses, including savings accounts, NOW accounts, money market accounts, certificate of deposit accounts, customer repurchase agreements, and cash management programs.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of fees and service charges on deposit accounts, gain on sales of other real estate owned, gain on sales of loans held for sale, gain on sales of securities, income from bank-owned life insurance and other income. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data and item processing, professional fees, advertising and promotion, stationery and supplies, deposit and general insurance and other expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Recent Developments

Agreement to Acquire First Federal Bank of Florida Branches. On July 16, 2015, the Bank signed a purchase agreement pursuant to which the Bank will purchase three of the three branch offices from First Federal Bank of Florida in Sarasota and Manatee counties. The branches offices are located in Bradenton and Sarasota, Florida. One branch is expected to be consolidated into the other Sarasota branch prior to the closing of this transaction. The purchase is expected to add approximately $56.4 million in deposits for a deposit premium of 1.80% and $8.3 million in loans at par value. Sunshine Bank has also agreed to purchase the real estate property and some selected fixed assets associated with the branches. The transaction is expected to close in the fourth quarter of 2015, subject to regulatory approvals and satisfaction of customary closing conditions.

Agreement to Acquire Community Southern Holdings, Inc. On June 30, 2015, the Company acquired 100.00% of the outstanding common shares of Community Southern Holdings, Inc. for $30.3 million, through an Agreement and Plan of Merger (the “Merger”). Community Southern Holdings, Inc. was merged into the Company and Community Southern Bank was merged into the Bank. The Merger added three branch locations in the Lakeland/Orlando, Florida market, establishing Sunshine Bank’s presence in that market. The Bank acquired $250.4 million in assets and assumed $214.4 million in liabilities and exchanged $5.7 million in preferred stock to the U.S. Treasury as part of its Small Business lending fund. The Company acquired these assets and liabilities to expand its market presence to Polk and Orange Counties. The Company incurred approximately $1.1 million in acquisition expenses which are included in noninterest expense in the accompanying consolidated statements of operations. On June 30, 2015, in connection with the completion of the Merger, Kenneth H. Compton, former director of Community Southern Holdings, Inc. and Community Southern Bank, began his service as a director of the Company and the Bank.

Critical Accounting Policies

There have been no material changes in our critical accounting policies since the Company filed its Annual Report Form 10-K in 2014, except for our accounting policy related to business combinations.

Business combinations. The Company accounts for acquisitions using the acquisition method of accounting. The acquisition method of accounting requires the Company to estimate the fair value of the tangible assets and identifiable assets acquired, liabilities and equity assumed. The estimated fair values are based on available information and current economic conditions at the date of acquisition. Fair value may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair value estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total Assets. Total assets increased $247.2 million, or 107.5%, to $477.0 million at June 30, 2015 from $229.8 million at December 31, 2014. The increase was primarily the result of the Merger with Community Southern Holdings, Inc. The Company completed the Merger on June 30, 2015 adding approximately $250.4 million in total assets, $44.4 million in securities available for sale, $171.5 million in total loans, and $34.5 million in all other assets. Management’s strategic plan to change the Bank’s business model from a traditional thrift to a full service commercial bank led to a restructuring of the Company’s balance sheet, reducing lower interest yielding securities and cash and increasing higher yielding commercial and commercial real estate loans. The Company’s increase in total assets due to organic growth during the first six months of 2015, included an increase of $26.8 million in net loans, partially offset by a $25.6 million decrease in securities.

Cash and Cash Equivalents. Total cash and cash equivalents increased by $3.8 million, or 18.5%, to $24.3 million at June 30, 2015 from $20.5 million at December 31, 2014. The increase was the net result of increases in cash received in the Merger, from securities sales and maturities, and borrowings; reduced by cash used in the Merger, increases in loan originations and strategic investments in infrastructure, sales platforms, and new products.

Investment Securities. Investment securities increased $18.8 million, or 24.9%, to $94.3 million at June 30, 2015 from $75.5 million at December 31, 2014. The increase was primarily due to the securities acquired in the Merger of $44.4 million, all of which were classified as available for sale. This increase was partially offset by $8.0 million in maturities and calls and the sale of approximately $16.0 million in securities, resulting in a $195,000 gain during the first half of 2015. During the period, management transferred all securities classified as held to maturity to available for sale at an estimated fair market value of $69.7 million. The transfer was performed to enhance the interest rate risk position of the Bank and provide liquidity for future loan growth. The sales were initiated as part of the strategic plan to redeploy excess proceeds from the July 2014 offering, which were initially invested in low yielding securities, into the higher yielding loan portfolio.

Net Loans. Our primary interest earning asset and source of income is our loan portfolio. Net loans increased $198.3 million, or 182.5%, to $307.0 million at June 30, 2015 from $108.7 million at December 31, 2014. The increase was primarily a result of the Merger, resulting in a net loan increase of $171.5 million. The acquire loan portfolio consisted of $83.6 million in commercial real estate, $34.2 million in commercial, $34.0 million in one-to four-family residential and $19.7 million in other loans. The Bank also experienced strong organic loan growth in commercial real estate and commercial loans during the first half of 2015. Excluding acquired loans, commercial real estate loans increased $12.8 million. The commercial real estate loans increase was comprised of $18.2 million in commercial mortgage loans, net of $5.4 million in normal payoffs and amortization of loans. In addition, commercial loans increased $10.3 million and one-to four-family residential real estate loans decreased $1.6 million as management no longer originates fixed one-to four-family residential loans to be held in portfolio.

Deposits. Deposits increased $185.4 million, or 113.1%, to $349.3 million at June 30, 2015 from $163.9 million at December 31, 2014. The increase was primarily due to the Merger, resulting in an increase in deposits of $178.9 million, which was comprised of core deposits (consisting of non-interest-bearing, NOW, money market and savings accounts) of $105.7 million and noncore deposits (consisting of time deposits) of $73.2 million. The Bank continued its efforts to attract new customers and retain relationships by enhancing its online and mobile banking products, expanding deposit products and services, and introducing a full suite of business banking products. Economic conditions and demographic data are trending positively in our market area creating expanded opportunities to capitalize upon.

Borrowings. Borrowings increased to $54.8 million at June 30, 2015 primarily as a result of assumed borrowings of $34.8 million from the merger and the Bank’s daily rate credit overnight borrowing of $20.0 million. At June 30, 2015, borrowings consisted of $51.5 million of Federal Home Loan Bank (“FHLB”) advances and $3.3 million of customer repurchase agreements. The FHLB advances are secured by a blanket lien of residential and commercial real estate loans totaling approximately $79.2 million. The customer repurchase agreements are secured by securities with a market value of $4.1 million.

Stockholders’ Equity. Stockholders’ equity increased $5.2 million, or 8.4%, to $66.8 million at June 30, 2015, a result of the exchange of $5.7 million of preferred stock issued to the U.S. Treasury as part of its Small Business Lending Fund (SBLF); partially offset by the net loss of $504,000 for the six months ended June 30, 2015.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the three and six months ended June 30, 2015 and 2014. No tax-equivalent yield adjustments have been made, as we had no tax-free interest-earning assets during the periods. All average balances are daily average balances based upon amortized costs. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	Three months Ended June 30,
	2015 (1)			2014 (1)
	Average Balance (2)	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(In thousands)
Interest-earning assets:
Loans	$128,379	$1,524	4.75%	$111,595	$1,355	4.86%
Securities	64,561	161	1.00	53,170	125	.94
Other (3)	38,815	39	.40	55,308	37	.27

Total interest-earning assets	231,755	1,724	2.98	220,073	1,517	2.76

Noninterest-earning assets	13,934			16,350

Total assets	$245,689			$236,423

Interest-bearing liabilities:
NOW accounts	33,428	4	.05	31,493	4	.05
Money market accounts	44,771	21	.19	38,114	18	.19
Savings accounts	25,324	6	.09	26,546	7	.11
Time deposit	36,507	39	.43	42,451	49	.46

Total interest-bearing deposits	140,030	70	.20	138,604	78	.23

FHLB Advances	1,445	1	.28	—	—	—

Total interest-bearing liabilities	141,475	71	.20	138,604	78	.23

Noninterest-bearing liabilities	42,861			71,318

Total liabilities	184,336			209,922
Total stockholders’ equity	61,353			26,501

Total liabilities and stockholders’ equity	$245,689			$236,423

Net interest income		$1,653			$1,439

Net interest rate spread (4)			2.78%			2.53%

Net interest-earning assets (5)	$90,280			$81,469

Net interest margin (6)			2.85%			2.62%

Average interest-earning assets to average interest-liabilities	163.8%			158.8%

(1)	Annualized.
(2)	Acquired assets and assumed liabilities and equity for the three months ended June 30, 2015 are not included in the average balances.
(3)	Includes interest-earning deposits, federal funds, FHLB stock and time deposits with other banks.
(4)	Net interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six months Ended June 30,
	2015 (1)			2014 (1)
	Average Balance (2)	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(In thousands)
Interest-earning assets:
Loans	$119,871	$3,053	5.09%	$111,827	$2,710	4.85%
Securities	64,305	384	1.19	51,588	224	.87
Other (3)	34,308	72	.42	36,621	64	.35

Total interest-earning assets	218,484	3,509	3.21	200,036	2,998	3.00

Noninterest-earning assets	21,678			16,559

Total assets	$240,162			$216,595

Interest-bearing liabilities:
NOW accounts	33,519	8	.05	31,060	8	.05
Money market accounts	41,503	39	.19	38,027	35	.18
Savings accounts	25,181	12	.10	26,114	13	.10
Time deposit	36,259	78	.43	43,004	103	.48

Total interest-bearing deposits	136,462	137	.20	138,205	159	.23

FHLB Advances	727	1	.28	—	—	—

Total interest-bearing liabilities	137,189	138	.20	138,205	159	.23

Noninterest-bearing liabilities	41,561			51,856

Total liabilities	178,750			190,061
Total stockholders’ equity	61,412			26,534

Total liabilities and stockholders’ equity	$240,162			$216,595

Net interest income		$3,371			$2,839

Net interest rate spread (4)			3.01%			2.77%

Net interest-earning assets (5)	$81,295			$61,831

Net interest margin (6)			3.09%			2.84%

Average interest-earning assets to average interest-bearing liabilities	159.3%			144.7%

(1)	Annualized.
(2)	Acquired assets and assumed liabilities and equity for the six months ended June 30, 2015 are not included in the average balances.
(3)	Includes interest-earning deposits, federal funds, FHLB stock and time deposits with other banks.
(4)	Net interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and June 30, 2014

General. Net loss for the three months ended June 30, 2015 was $151,000 compared to a net loss of $330,000 for the three months ended June 30, 2014. The decrease in net loss was primarily due to increases in net interest income of $214,000, and a decrease in the provision for loan losses of $640,000, and income tax benefit of $1.2 million; partially offset by an increase in noninterest expense of $1.9 million. The increase in noninterest expense was mostly comprised of merger related expenses, increases in salary and benefit expense, and expenses related to the investment in expanding the lending, credit, risk, and compliance functions of the Bank, and other increases related to infrastructure costs.

Interest Income. Interest income increased $207,000, or 13.6%, to $1.7 million for the three months ended June 30, 2015 primarily as a result of a $169,000 increase in interest income on loans and a $36,000 increase in interest income from securities. The increase in interest income resulted primarily from a $11.7 million increase in the average balance of our interest-earnings assets to $231.8 million and a 22 basis points increase in the average yield on our interest-earning assets to 2.98% for the three months ended June 30, 2015 as compared to the prior year period. The increase in the average balance was attributable to management’s focus on reducing lower interest yielding securities and cash and increasing higher yielding commercial and commercial real estate loans.

Interest income on loans increased $169,000, or 12.5%, to $1.5 million for the three months ended June 30, 2015. Despite generally lower average yields, the Bank was able to increase average balances of loans. The average balance of loans increased to $128.4 million for the three months ended June 30, 2015 from $111.6 million for the three months ended June 30, 2014 as a result of management’s emphasis on growing commercial loans.

Interest income on investment securities increased $36,000, or 28.8%, to $161,000 for the three months ended June 30, 2015 as a result of the increase in the average balance of investment securities. The average balance of investment securities increased $11.4 million to $64.6 million for the three months ended June 30, 2015 from $53.2 million for the three months ended June 30, 2014. The average balance on investment securities increased as a result of the funds from the excess liquidity created in the 2014 stock offering to purchase U.S government sponsored enterprise mortgage-backed securities, U.S. government enterprise and agency obligations and Federal Home Loan Bank obligations during the second half of 2014. The average yield on investment securities increased by six basis point to 1.00% for the three months ended June 30, 2015 from 0.94% for the three months ended June 30, 2014.

Interest Expense. Interest expense decreased $7,000, or 8.9%, to $71,000 for the three months ended June 30, 2015 from $78,000 for the three months ended June 30, 2014 due to management’s strategy to obtain lower costing deposits and improving the deposit mix by allowing short term higher rate time deposits to mature. The average cost of deposits decreased by three basis points to 0.20% for the three months ended June 30, 2015 from 0.23% for the three months ended June 30, 2014 reflecting management’s success in lowering the cost of deposits. The average balance of interest-bearing deposits increased by $1.4 million during the three months ended June 30, 2015 to $140.0 million as compared to the prior year period.

Net Interest Income. The combined effect of a higher average balance on loans, increased average yield on securities and a lower average cost of deposits has increased the Bank’s net interest income for the three months ended June 30, 2015. Net interest income increased $214,000, or 14.9%, to $1.7 million for the three months ended June 30, 2015 as compared to the prior year period. The increase was primarily due to the increase in our net interest rate spread to 2.78% for the three months ended June 30, 2015 from 2.53% for the three months ended June 30, 2014. Our net interest margin increased to 2.85% for the three months ended June 30, 2015 from 2.62% for the three months ended June 30, 2014.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended June 30, 2015 compared to a provision of $640,000 for the three months ended June 30, 2014. Net recoveries for the three months ended June 30, 2015 were $140,000 compared to net charge-offs of $590,000 for the three months ended June 30, 2014. The change was primarily due to the charge-off of a large commercial loan relationship in the amount of $624,000 for the period ended June 30, 2014.

Management considers the allowance for loan losses at June 30, 2015 to be adequate to cover losses inherent in the loan portfolio based on an assessment of the qualitative and quantitative factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Accounting for business combination under the GAAP acquisition method prohibits “carrying over” valuation allowances, such as the allowance for loan losses. Uncertainties relating to the expected future cash flows is be reflected in the fair value measurement of the acquired loans and reflected in the purchase price. The Bank will establish loan loss allowances for the acquired loans in periods after the Merger, but only for losses incurred on these loans due to credit deterioration after Merger. As a result, the allowance for loan loss reflected in these statements is only that of historical Sunshine Bank.

Noninterest Income. Noninterest income increased $48,000, or 17.4%, to $324,000 for the three months ended June 30, 2015 from $276,000 for the three months ended June 30, 2014. The increase was primarily related to a $53,000 gain on sales of securities and a $28,000 increase in income from bank-owned life insurance, partially offset by a $28,000 decrease in fees and service charges on deposit accounts.

Noninterest Expense. Non-interest expense increased $1.9 million to $3.5 million for the three months ended June 30, 2015 as compared to the same period in 2014. The increase primarily reflected an increase of $717,000 in salaries and employee benefits expense. The salaries and employee benefits expense increase quarter over quarter was attributable to the addition of key bank employees. These employees have been critical to the organic growth in the first half of 2015 as well as preparing and positioning the Company for future organic and strategic growth. There were also increased expenses associated with the Bank’s new employee stock ownership plan, which was not in effect for the second quarter 2014. The Company also had an increase of $863,000 in merger related expenses due to the Merger with Community Southern Holding, Inc. The Bank also experienced an increase of $62,000 in professional fees which related to the increased costs of legal and audit reporting as a public company.

Income Tax Benefit. Income tax benefit was $1.4 million for the three months ended June 30, 2015 due to pretax losses of $1.5 million and a change in accounting estimates. The Company performed a change in accounting estimate for bank owned life insurance, which resulted in a benefit of approximately $733,000 for the three months ended June 30. 2015.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and June 30, 2014

General. Net loss for the six months ended June 30, 2015 was $504,000 compared to a net loss of $286,000 for the six months ended June 30, 2014. The increase in net loss was primarily due to an increase in noninterest expense of $3.0 million; partially offset by increases in net interest income of $532,000, a decrease in provision for loan losses of $640,000, and an increase in income tax benefit of $1.4 million. The increase in noninterest expense was mostly comprised of merger related expenses, increases in salary and benefit expense, and expenses related to the investment in expanding the lending, credit, risk, and compliance functions of the bank, and other increases related to infrastructure costs.

Interest Income. Interest income increased $511,000, or 17.0%, to $3.5 million for the six months ended June 30, 2015 primarily as a result of a $343,000 increase in interest income on loans and a $160,000 increase in interest income from securities. The increase in interest income resulted primarily from an $18.4 million increase in the average balance of our interest-earnings assets to $218.5 million and a 21 basis points increase in the average yield on our interest-earning assets to 3.21% for the six months ended June 30, 2015 as compared to the prior year period. The increase in the average yield was attributable to management’s focus on growing the higher yielding loan portfolio resulting in a shift from low interest yielding investment securities and cash into commercial loans.

Interest income on loans increased $343,000, or 12.7%, to $3.1 million for the six months ended June 30, 2015 due largely to an increase in the average yield on loans. The average yield on loans increased by 24 basis points to 5.09% for the six months ended June 30, 2015 from 4.85% for the six months ended June 30, 2014. During the six months ended June 30, 2015, the Bank recognized $151,000 of past due interest due to the payoff of a restructured loan. The average balance of loans during the six months ended June 30, 2015 increased by $8.0 million to $119.9 million from $111.8 million for the six months ended June 30, 2014 due to the increase of our commercial real estate and commercial loan portfolios.

Interest income on investment securities increased $160,000, or 71.4%, to $384,000 for the six months ended June 30, 2015 as a result of the increase in the average balance of investment securities. The average balance of investment securities increased $12.7 million to $64.3 million for the six months ended June 30, 2015 from $51.6 million for the six months ended June 30, 2014. The average balance on investment securities increased as a result of the funds from the excess liquidity created in the 2014 stock offering to purchase U.S government sponsored enterprise mortgage-backed securities, U.S. government enterprise and agency obligations and Federal Home Loan Bank obligations during the second half of 2014. The average yield on investment securities increased by 32 basis points to 1.19% for the six months ended June 30, 2015 from 0.87% for the six months ended June 30, 2014 due to the purchase of U.S. government sponsored enterprise mortgage-backed securities and other securities from the excess liquidity created in the 2014 stock offering.

Interest Expense. Interest expense decreased $21,000, or 13.2%, to $138,000 for the six months ended June 30, 2015 from $159,000 for the six months ended June 30, 2014 due to management’s aforementioned strategy to improve the deposit mix and lower the cost of deposits. The average balance of interest-bearing deposits decreased by $1.7 million during the six months ended June 30, 2015 to $136.5 million, due to decreases in the average balances in savings and time deposits, partially offset by increases in the average balances of NOW and money market accounts. The average cost of deposits decreased by three basis points to 0.20% for the six months ended June 30, 2015 from 0.23% for the six months ended June 30, 2014.

Net Interest Income. The combined effect of higher average balances on loans and securities, increased average yield on loans and securities and a lower average cost of deposits has increased the Bank’s net interest income for the six months ended June 30, 2015. Net interest income increased $532,000, or 18.7%, to $3.4 million for the six months ended June 30, 2015 as compared to the prior year period. The increase was primarily due to the increase in our net interest rate spread to 3.01% for the six months ended June 30, 2015 from 2.77% for the six months ended June 30, 2014. Our net interest margin increased to 3.09% for the six months ended June 30, 2015 from 2.84% for the six months ended June 30, 2014.

Provision for Loan Losses. We recorded no provision for loan losses for the six months ended June 30, 2015 compared to a provision of $640,000 for the six months ended June 30, 2014. Net recoveries for the six months ended June 30, 2015 were $157,000 compared to a net charge-offs of $587,000 for the six months ended June 30, 2014. The change was primarily due to the charge-off of a large commercial loan relationship in the amount of $624,000 for the period ended June 30, 2014.

Management considers the allowance for loan losses at June 30, 2015 to be adequate to cover losses inherent in the loan portfolio based on an assessment of the qualitative and quantitative factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Accounting for business combination under the GAAP acquisition method prohibits “carrying over” valuation allowances, such as the allowance for loan losses. Uncertainties relating to the expected future cash flows is be reflected in the fair value measurement of the acquired loans and reflected in the purchase price. The Bank will establish loan loss allowances for the acquired loans in periods after the Merger, but only for losses incurred on these loans due to credit deterioration after Merger. As a result, the allowance for loan loss reflected in these statements is only that of historical Sunshine Bank.

Noninterest Income. Noninterest income increased $216,000, or 41.8%, to $733,000 for the six months ended June 30, 2015 from $517,000 for the six months ended June 30, 2014. The increase was primarily related to a $195,000 gain on sales of securities, a $16,000 gain on sales of loans held for sale and a $56,000 increase in income from bank-owned life insurance, partially offset by a $54,000 decrease in fees and service charges on deposit accounts.

Noninterest Expense. Non-interest expense increased $3.0 million, or 93.8%, to $6.3 million for the six months ended June 30, 2015 as compared to the same period in 2014. The increase primarily reflected an increase of $1.4 million in salaries and employee benefits expense. The salaries and employee benefits expense increase six months over six months was attributable to the addition of key bank employees. These employees have been critical to the organic growth in the first half of 2015 as well as preparing and positioning the Company for strategic growth. There were increased expenses associated with the Bank’s new employee stock ownership plan, which was not in effect for the six months ended June 30, 2014. The Company also had an increase of $1.1 million in merger related expenses due to the Merger with Community Southern Holding, Inc. The Bank also had an increase of $135,000 in professional fees which related to the increased costs of legal and audit reporting as a public company.

Income Tax Benefit. Income tax benefit was $1.7 million for the six months ended June 30, 2015 due to pretax losses of $2.2 million and a change in accounting estimates. The Company performed a change in accounting estimate for bank owned life insurance, which resulted in a benefit of approximately $733,000 for the six months ended June 30, 2015.

Asset Quality

Non-Performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and other real estate owned, totaled $1.7 million, or 0.35% of total assets, at June 30, 2015 and $2.8 million, or 1.20% of total assets, at December 31, 2014. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no accruing loans past due 90 days or more at June 30, 2015 and at December 31, 2014.

	At June 30,	At December 31,
	2015	2014
	(Dollars in thousands)
Non-accrual loans:
Real estate mortgage loans:
One- to four-family residential	$628	—
Commercial	396	—
Multi-family	—	—
Land and construction	257	—
Commercial business loans	158	570
Consumer loans	—	—

Total non-accrual loans	1,439	570

Non-accruing troubled debt restructured loans:
Real estate mortgage loans:
One- to four-family residential	—	—
Commercial	—	—
Multi-family	109	124
Land and construction	—	—
Commercial business loans	86	198
Consumer loans	—	—

Total non-accruing troubled debt restructured loans	195	322

Total non-performing loans	1,634	892

Loans Held for Sale	—	1,829

Other real estate owned:
One- to four-family	—	41
Commercial	—	—
Multi-family	—	—
Land and construction	32	—
Commercial business loans	—	—
Consumer loans	—	—

Total other real estate owned	32	41

Total non-performing assets	$1,666	2,762

Total accruing troubled debt restructured loans	$1,046	3,903

Total non-performing loans to total loans	0.53%	0.81

Total non-performing assets to total assets	0.35%	1.20

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Allowance at beginning of period	$1,726	1,718
Provision for loan losses	—	640
Charge offs:
Real estate mortgage loans:
One- to four-family residential	(1)	(6)
Commercial	—	—
Multi-family	—	—
Land and construction	—	—
Commercial business loans	(9)	(626)
Consumer loans	—	(5)

Total charge-offs	(10)	(637)

Recoveries:
Real estate mortgage loans:
One- to four-family residential	1	9
Commercial	114	6
Multi-family	—	1
Land and construction	—	—
Commercial business loans	50	26
Consumer loans	2	8

Total recoveries	167	50

Net recoveries (charge-offs)	157	(587)

Allowance at end of period	$1,883	1,771

Allowance to nonperforming loans	115.24%	46.32
Allowance to total loans outstanding at the end of the period	0.61%	1.60
Net recoveries (charge-offs) to average loans outstanding during the period (annualized)	0.26%	(1.05)

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At June 30, 2015, we had the capacity to borrow approximately $72.4 million from the Federal Home Loan Bank of Atlanta. At June 30, 2015, we had outstanding advances of approximately $51.5 million and at December 31, 2014 we had no outstanding advances from the Federal Home Loan Bank of Atlanta. Advances increased due to the assumed borrowings of $34.8 million from the merger and the Bank’s daily rate credit overnight borrowing of $20.0 million. We also have lines of credit at two financial institutions that would allow us to borrow up to $8.7 million and $6.0 million, respectively at June 30, 2015. Neither credit line was drawn upon at June 30, 2015.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by the six months ended June 30, 2015 by operating activities was $428,000. During the six months ended June 30, 2015, we received $1.9 million from the proceeds of sales on loans held for sale and an increase in deferred tax asset of $1.7 million. Net cash used in investing activities, which consisted primarily of the net assets acquired in the Merger with Community Southern Holdings, Inc., disbursements for loan originations and the purchase of premises and equipment, offset by principal collections on loans and proceeds from maturing securities, was $23.1 million for the six months ended June 30, 2015. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $26.5 million for the six months ended June 30, 2015.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in the six months ended June 30, 2014 by operating activities was $337,000. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $16,000. During the six months ended June 30, 2014, we purchased $4.8 million in securities held to maturity. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, was $490,000 for the six months ended June 30, 2014

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2015, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of 20.10% of adjusted total assets, which is above the required level of 5.00%, common equity tier 1 capital to risk-weighted assets of 14.51%, which is above the required level of 6.50%, tier 1 capital to risk-weighted assets of 14.51%, which is above the required level of 8.00%, and total risk-based capital of 15.09% of risk-weighted assets, which is above the required level of 10.00%. Accordingly, the Bank was categorized as well-capitalized at June 30, 2015. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2015, we had outstanding commitments to originate loans of $23.1 million, unused lines of credit totaling $35.8 million, and stand-by letters of credit of $714,000. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from June 30, 2015 totaled $88.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits are not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities. The Company has also entered into a branch purchase agreement with First Federal Bank of Florida.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2015, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of June 30, 2015, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company as of June  30, 2015.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3. Defaults Upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Not applicable.

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

SUNSHINE BANCORP, INC.

Date: August 13, 2015	By:	/s/ Andrew S. Samuel
Andrew S. Samuel
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 13, 2015	By:	/s/ Vickie J. Houllis
Vickie J. Houllis
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)