Form 10-Q
period 2015-09-30
Sunshine Bancorp, Inc.
filed 2015-11-12
CIK 1599891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 12, 2015, there were 4,401,248 issued and outstanding shares of the issuer’s common stock.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

September 30, 2015 Form 10-Q

SUNSHINE BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands)

	At September 30, 2015	At December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$7,664	$5,316
Interest-earning deposits with banks	6,002	688
Federal funds sold	8,355	14,475

Cash and cash equivalents	22,021	20,479

Time deposits with banks	4,655	5,880
Securities available for sale	49,226	—
Securities held to maturity (Fair value of $0 and $75,469)	—	75,473
Loans held for sale	893	2,012
Loans, net of allowance for loan losses of $1,947 and $1,726	320,356	108,666
Premises and equipment, net	14,205	6,074
Federal Home Loan Bank stock, at cost	1,278	180
Cash surrender value of bank-owned life insurance	12,047	7,259
Deferred Tax Asset	6,590	2,782
Goodwill	8,662	—
Core Deposit Intangible	562	—
Accrued interest receivable	1,025	613
Other real estate owned	32	41
Other assets	533	361

Total assets	$442,085	$229,820

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing accounts	$68,297	$34,774
NOW accounts	55,073	32,589
Money-market deposit accounts	97,823	35,208
Savings accounts	32,062	25,100
Time deposits	100,724	36,253

Total deposits	353,979	163,924
Federal Home Loan Bank advances	20,000	—
Other borrowings	2,182	—
Other liabilities	4,699	4,270

Total liabilities	380,860	168,194

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized; none outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 4,232,000 shares issued and outstanding	42	42
Additional paid in capital	40,766	40,766
Retained income	23,622	24,091
Unallocated employee stock ownership plan (“ESOP”) shares	(3,273)	(3,273)
Accumulated other comprehensive income	68	—

Total stockholders’ equity	61,225	61,626

Total liabilities and stockholders’ equity	$442,085	$229,820

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Loans	$3,909	$1,337	$6,962	$4,047
Securities	141	231	525	455
Other	33	33	105	97

Total interest income	4,083	1,601	7,592	4,599

Interest Expense:
Deposits	244	71	381	230
Borrowed funds	53	—	54	—

Total interest expense	297	71	435	230

Net interest income	3,786	1,530	7,157	4,369
Provision for loan losses	—	20	—	660

Net interest income after provision for loan losses	3,786	1,510	7,157	3,709

Noninterest income:
Fees and service charges on deposit accounts	252	162	532	496
Gain on sale of other real estate owned	—	—	20	27
Gain on sale of loans held for sale	—	—	16	—
Gain on sale of securities	—	—	195	—
Income from bank-owned life insurance	86	30	203	90
Other	87	56	192	152

Total noninterest income	425	248	1,158	765

Noninterest expenses:
Salaries and employee benefits	2,381	879	5,528	2,591
Occupancy and equipment	444	252	1,000	739
Data and item processing services	227	111	491	346
Professional fees	219	125	500	271
Advertising and promotion	55	7	131	39
Stationery and supplies	21	19	90	65
Deposit insurance and general insurance	92	72	187	196
Merger related	119	—	1,240	—
Other	583	255	1,246	710

Total noninterest expenses	4,141	1,720	10,413	4,957

Income (Loss) before income taxes	70	38	(2,098)	(483)

Income tax expense (benefit)	21	(1)	(1,643)	(236)

Net income (loss)	$49	$39	$(455)	$(247)
Preferred Stock dividend requirement	14	—	14	—

Net income (loss) available to common stockholders	$35	$39	(469)	$(247)

Basic and diluted earnings (loss) per share	$0.01	N/A	$(0.12)	N/A

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$49	$39	$(455)	$(247)

Other comprehensive income:
Change in unrealized gain on securities:
Unrealized gain arising during the period	93	—	302	—
Reclassification adjustment for realized gains	—	—	(195)	—

Net change in unrealized gain	93	—	107	—

Deferred income taxes on above change	(34)	—	(39)	—

Total other comprehensive income	59	—	68	—

Comprehensive income (loss)	$108	$39	$(387)	$(247)

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

($ In thousands)

Nine Months Ended September 30, 2015 and 2014

								Accumulated
					Additional		Unallocated	Other	Total
	Preferred Stock		Common Stock		Paid In	Retained	ESOP	Comprehensive	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Income	Shares	Income	Equity
Balance, December 31, 2013	—	$—	—	$—	$—	$26,552	$—	$—	$26,552

Net loss (unaudited)		—	—	—	—	(247)	—	—	(247)
Proceeds from issuance of common stock, net of offering costs of $1,536 (unaudited)	—	$—	3,893,440	39	37,360	—	—	—	37,399
Issuance of common stock for Employee Stock Ownership Plan (unaudited)	—	—	338,560	3	3,383	—	(3,386)	—	—

Balance, September 30, 2014 (unaudited)	—	$—	4,232,000	$42	$40,743	$26,305	(3,386)	$—	$63,704

Balance, December 31, 2014	—	$—	4,232,000	$42	$40,766	$24,091	$(3,273)	$—	$61,626

Net loss (unaudited)	—	—	—	—	—	(455)	—	—	(455)

Dividends Paid on Preferred Stock	—	—	—	—	—	(14)	—	—	(14)

Preferred stock Exchanged (unaudited)	5,700	5,700	—	—	—	—	—	—	5,700

Preferred stock Redeemed (unaudited)	(5,700)	(5,700)	—	—	—	—	—	—	(5,700)
Net change in unrealized gain on securities available for sale, net of taxes (unaudited)	—	—	—	—	—	—	—	68	68

Balance, September 30, 2015 (unaudited)	—	$—	4,232,000	$42	$40,766	$23,622	$(3,273)	$68	$61,225

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(455)	$(247)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	387	292
Provisions for loan losses	—	660
Amortization of premiums and discounts on securities, net	255	191
Gain on sale of loans held for sale	(16)	—
Proceeds from the sale of loans held for sale	1,864	—
Loans originated as held for sale	(729)	—
Amortization of deferred loan fees and costs, net	(93)	(18)
Income from bank-owned life insurance, net	(203)	(90)
Gain on sale of other real estate owned	(20)	(27)
Gain on sale of securities available for sale	(195)	—
Decrease (increase) in accrued interest receivable	273	(46)
Increase in deferred tax asset	(1,752)	—
Amortization of core deposit intangible	26	—
Increase in other assets	(90)	(57)
(Decrease) increase in other liabilities	(297)	491

Net cash (used in) provided by operating activities	(1,045)	1,149

Cash flows from investing activities:
Maturities of time deposits with banks	1,225	2,668
Purchases of securities held to maturity	—	(30,273)
Maturities of securities held to maturity	5,000	2,000
Principle repayment of securities held to maturity	800	358
Proceeds from sale of securities available for sale	60,369	—
Calls, repayments and maturities of securities available for sale	4,497	—
Net increase in loans	(40,121)	(315)
Proceeds from sale of other real estate owned	61	351
Purchases of premises and equipment, net	(2,421)	(73)
Redemption of Federal Home Loan Bank stock	442	57
Business acquisitions, net of cash received	(20,111)	—

Net cash provided by (used in) investing activities	9,741	(25,227)

Cash flows from financing activities:
Net increase (decrease) in deposits	11,143	(9,230)
Net decrease in Federal Home Loan Bank Advances	(11,480)	—
Net decrease in other borrowings	(1,103)	—
Preferred Stock dividend	(14)
Redemption of Preferred Stock	(5,700)	—
Net proceeds from stock issuance	—	37,399

Net cash (used in) provided by financing activities	(7,154)	28,169

Increase in cash and cash equivalents	1,542	4,091
Cash and cash equivalents at beginning of period	20,479	11,054

Cash and cash equivalents at end of period	$22,021	$15,145

Supplemental disclosure of cash flow information:

Cash paid during the period for Interest	$408	$230

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months Ended September 30,
	2015	2014
Noncash transaction-
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of taxes	$68	—

Securities held to maturity transferred to available for sale	$69,665	—

Acquisition of Community Southern Bank assets and liabilities:
Noncash assets acquired
Securities available for sale	$44,372	—

Loans	$171,476	—

Premises and equipment	$6,097	—

Federal Home Loan Bank stock	$1,540	—

Cash surrender value of bank-owned life insurance	$4,585	—

Deferred income taxes	$2,095	—

Goodwill	$8,662	—

Core Deposit Intangible	$588	—

Accrued interest	$685	—

Other assets	$114	—

Liabilities assumed and stockholders equity exchanged:
Deposits	$178,912	—

Federal Home Loan Bank advances	$31,480	—

Other borrowings	$3,285	—

Other liabilities	$726	—

Preferred Stock	$5,700	—

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

The Bank through its eight full-service banking offices and two loan production offices provides a variety of retail community banking services to individuals and businesses primarily in Hillsborough, Polk, Pasco, and Orange Counties, Florida. The Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

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

Acquisition Method of Accounting. The Company accounts for acquisitions using the acquisition method of accounting. The acquisition method of accounting requires the Company to estimate the fair value of the tangible assets and identifiable assets acquired, and liabilities and equity assumed. The estimated fair values are based on available information and current economic conditions at the date of acquisition. Fair value may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair value estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities.

Accounting for business combination under GAAP acquisition method prohibits “carrying over” valuation allowances, such as the allowance for loan losses. Uncertainties relating to the expected future cash flows is be reflected in the fair value measurement of the acquired loans and reflected in the purchase price. The Bank will establish loan loss allowances for the acquired loans in periods after the acquisition, but only for losses incurred on these loans due to credit deterioration after acquisition. As a result, the allowance for loan loss reflected in these statements is only that of historical Sunshine Bank.

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2015, and the results of operations for the three and nine month periods ended September 30, 2015 and 2014. The results of operations for the nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year or any other period.

Comprehensive Income (Loss). GAAP generally require that recognized revenue, expenses, gains and losses be included in operations. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net income (loss), are components of comprehensive income (loss).

Reclassifications. Certain amounts in the 2014 financial statements have been reclassified to conform to the 2015 presentation.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Business Combinations

Agreement to Acquire First Federal Bank of Florida Branches. On July 16, 2015, the Bank signed a purchase and assumption agreement pursuant to which the Bank will purchase three branch offices from First Federal Bank of Florida in Sarasota and Manatee counties. The branch offices are located in Bradenton and Sarasota, Florida. One branch is expected to be consolidated into the other Sarasota branch office prior to the closing of this transaction. The purchase is expected to add approximately $56.4 million in deposits for a deposit premium of 1.80% and $8.3 million in loans at par value. Sunshine Bank has also agreed to purchase the real estate property and some selected fixed assets associated with the branches. The transaction is expected to close on November 13, 2015, following regulatory approval and subject to the satisfaction of customary closing conditions.

Acquisition of Community Southern Holdings, Inc. On June 30, 2015, the Company acquired 100% of the outstanding common shares of Community Southern Holdings, Inc. for cash of $30.3 million, through an Agreement and Plan of Merger (the “Merger”). Community Southern Holdings, Inc. was merged into the Company and Community Southern Bank was merged into the Bank. The Company acquired $250.4 million in assets and assumed $214.4 million in liabilities and stockholders’ equity and exchanged $5.7 million in preferred stock to the U.S. Treasury as part of its Small Business Lending Fund. The Company acquired these assets and liabilities to expand its market presence to Polk and Orange Counties, Florida. The Company incurred approximately $1.2 million in acquisition expense which are included in other noninterest expense in the accompanying consolidated statements of operations. The Company also recorded an identifiable intangible asset representing the core deposit base of Community Southern Bank based on management’s evaluation of the cost of such deposits relative to alternative funding sources. Management used market quotations to measure the fair value of investment securities and FHLB advances.

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

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Business Combinations, Continued

The following table summarizes the fair value of assets acquired, liabilities assumed and stockholders’ equity exchanged on the date of acquisition (in thousands):

On June 30, 2015
Cash and cash equivalents	$10,183
Securities available for sale	44,372
Loans	171,476
Premises and equipment	6,097
Federal Home Loan Bank stock	1,540
Cash surrender value of bank owned life insurance	4,585
Deferred tax asset	2,095
Goodwill	8,662
Core deposit intangible	588
Accrued interest receivable	685
Other assets	114

Total assets acquired	$250,397

Deposits	$178,912
Federal Home Loan Bank Advances	31,480
Other borrowings	3,285
Other liabilities	726
Preferred Stock exchanged	5,700

Total liabilities assumed and stockholders’ equity exchanged	220,103

Net assets acquired	$30,294

Results of operations for Community Southern Holdings, Inc. prior to the acquisition date are not included in the Consolidated Statement of Operations for the three month period ended September 30, 2014 and for and nine-month periods ended September 30, 2015 and September 30, 2014. The following table presents financial information regarding the former Community Southern Holdings, Inc. operations excluded from the Consolidated Statement of Operations prior to the date of acquisition. In addition, the second table presents unaudited pro forma information as if the acquisition of Community Southern Holdings, Inc. had occurred on January 1, 2015. The tables below have been prepared for comparative purposes only and are not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect the Company’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition. (in thousands, except per share amounts)

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Business Combinations, Continued

Actual From January 1, 2015 Through June 30, 2015
Net interest income	$3,642

Noninterest income	$331

Net loss	$(1,470)

	Unaudited pro forma information
	Three months ended September 30,	Nine months ended September 30,
	2014	2015	2014
Net interest income	$3,306	$10,627	$9,963

Noninterest income	$410	$1,489	$1,202

Net (Loss) income	$(390)	$(2,085)	$609

Pro forma Loss per share-
Basic and Diluted	N/A	$(0.52)	N/A

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Goodwill and Other Intangible Assets

Goodwill and Core Deposit Intangible (“CDI”) at September 30, 2015 was $8,662,000 and $562,000 respectively.

The future expected amortization of CDI with determinable useful lives as of September 30, 2015 are as follows (in thousands):

Year Ending December 31,	Amount
2015	$26
2016	102
2017	91
2018	80
2019	70
Thereafter	193

$562

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Securities

Securities have been classified according to management intent. On March 19, 2015 management transferred all securities classified as held to maturity to available for sale at an estimated fair market value of $69.7 million. The transfer was performed to enhance the interest-rate risk position of the Bank and provide liquidity for future loan growth. As a result of the transfer, the Bank is precluded from classifying securities as held to maturity until March 2017. The amortized cost and fair values of securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for sale-

September 30, 2015:
U.S. Treasury securities	$2,002	1	—	$2,003
Federal Home Loan Bank obligations	16,104	31	(5)	16,130
U.S. Government enterprise and agency obligations	16,047	32	(4)	16,075
Mortgage-backed securities	14,966	52	—	15,018

Total	$49,119	116	(9)	$49,226

Securities held for maturity-

December 31, 2014:
U.S. Treasury securities	$5,025	5	—	$5,030
Federal Home Loan Bank obligations	23,269	24	(50)	23,243
U.S. Government enterprise and agency obligations	29,799	84	(85)	29,798
Mortgage-backed securities	17,380	19	(1)	17,398

Total	$75,473	132	(136)	$75,469

The scheduled maturities of securities at September 30, 2015 were as follows (in thousands):

	Securities Available for sale
	Amortized Cost	Fair Value
Due in one year or less	$15,106	$15,125
Due from after one year to five years	19,047	19,083
Mortgage-backed securities	14,966	15,018

Total	$49,119	$49,226

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Securities, Continued

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less Than Twelve Months		More than Twelve Months
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities Available for sale:
At September 30, 2015:
Federal Home Loan Bank obligations	$—	—	$(5)	1,995
U.S Government enterprise and agency obligations	(4)	4,021	—	—

Totals	$(4)	4,021	$(5)	1,995

Securities held for maturity:
At December 31, 2014:
Federal Home Loan Bank obligations	$(13)	7,055	$(37)	3,995
U.S. Government enterprise and agency obligations	(50)	14,957	(35)	4,001
Mortgage-backed securities	(1)	1,964	—	—

Totals	$(64)	23,976	$(72)	7,996

The unrealized losses on three investment securities available for sale at September 30, 2015 were caused by changes in interest rates. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value was attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The Bank pledged securities with a fair market value of approximately $24.2 million at September 30, 2015 and $25.6 million at December 31, 2014 to secure public funds and other borrowings.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5) Loans

The loan portfolio segments and classes are as follows (in thousands):

	September 30, 2015	December 31, 2014
Real estate mortgage loans:
One-to four-family residential	$79,042	$52,708
Commercial	152,688	22,043
Multi-family	16,173	10,622
Land and construction	26,680	7,075

Total real estate mortgage loans	274,583	92,448

Commercial loans	43,974	16,773
Consumer loans	4,358	1,398

Total loans	322,915	110,619

Deduct:
Deferred loan fees, net	(341)	(124)
Allowance for loan losses	(1,947)	(1,726)
Undisbursed loan proceeds	(271)	(103)

Loans, net	$320,356	$108,666

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

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5) Loans, Continued

Land and construction loans are to finance the construction of owner-occupied and lease properties. These loans are categorized as construction loans during the construction period, later converting to commercial or one-to four-family residential real estate loans after the construction is complete and amortization of the loan begins. Land and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Land and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Land and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sale information. The Company also makes commercial loans on occasion for the purchase of land for future development by the borrower. The Company carefully analyzes the borrower and the intended use of the property and the viability thereof.

Commercial Loans. Commercial loans are primarily underwritten on the basis of the borrowers’ ability to service such debt. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. As a general practice, the Company takes as collateral a security interest in any available real estate, equipment, or other chattel, although loans may also be made on an unsecured basis. Collateralized working capital loans typically are secured by short-term assets whereas long-term loans are primarily secured by long-term assets.

Consumer Loans. Consumer loans are extended to individuals for personal, family, or household purposes. Consumer Loans are determined primarily by loan purpose, including but not limited to purchases of automobiles, recreational vehicles, and boats. The Company also offers lines of credit, personal loans, and deposit account collateralized loans. Repayment of these loans are primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment when applicable. Consumer loans can be made either unsecured or secured with collateral. Consumer loans are made at both variable and fixed interest rates and may be made on terms of up to ten years. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5) Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Mortgage Loans	Commercial Loans	Consumer Loans	Unallocated	Total
Three Months Ended September 30, 2015:
Beginning balance	$1,313	496	5	69	$1,883
Provision (credit) for loan losses	(116)	(29)	15	130	—
Charge-offs	—	—	—	—	—
Recoveries	9	54	1	—	64

Ending balance	$1,206	521	21	199	$1,947

Three Months Ended September 30, 2014:
Beginning balance	1,517	245	9	—	$1,771
Provision (credit) for loan losses	(6)	24	2	—	20
Charge-offs	(14)	—	(4)	—	(18)
Recoveries	3	19	1	—	23

Ending balance	$1,500	288	8	—	$1,796

Nine Months Ended September 30, 2015:
Beginning balance	1,409	308	9	—	$1,726
Provision (credit) for loan losses	(326)	118	9	199	—
Charge-offs	(1)	(9)	—	—	(10)
Recoveries	124	104	3	—	231

Ending balance	$1,206	521	21	199	$1,947

Nine Months Ended September 30, 2014:
Beginning balance	1,417	208	10	83	$1,718
Provision (credit) for loan losses	84	661	(2)	(83)	660
Charge-offs	(20)	(626)	(9)	—	(655)
Recoveries	19	45	9	—	73

Ending balance	$1,500	288	8	—	$1,796

At September 30, 2015:
Individually evaluated for impairment:
Recorded investment	$1,649	549	—	—	2,198

Balance in allowance for loan losses	$12	9	—	—	21

Collectively evaluated for impairment:
Recorded investment	$272,250	43,364	4,358	—	319,972

Balance in allowance for loan losses	$1,194	512	21	199	1,926

Acquired with deteriorated credit quality:
Recorded investment	$684	61	—	—	745

Balance in allowance for loan losses	$—	—	—	—	—

At December 31, 2014:
Individually evaluated for impairment:
Recorded investment	$4,028	768	—	—	4,796

Balance in allowance for loan losses	$301	9	—	—	310

Collectively evaluated for impairment:
Recorded investment	$88,420	16,005	1,398	—	105,823

Balance in allowance for loan losses	$1,108	299	9	—	1,416

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5) Loans, Continued

The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if they are appropriately classified and whether there is any impairment. All loans are graded upon initial issuance. Further, commercial loans over $500,000 are typically reviewed at least annually to determine the appropriate loan grading. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Company will determine the appropriate loan grade.

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
Credit Risk Profile by Internally
Assigned Grade:
At September 30, 2015:
Grade:
Pass	$77,013	150,511	16,075	25,471	40,310	4,325	$313,705
Special mention	1,369	1,349	—	955	3,312	33	7,018
Substandard	660	828	98	254	352	—	2,192

Total	$79,042	152,688	16,173	26,680	43,974	4,358	$322,915

At December 31, 2014:
Grade:
Pass	$52,392	21,385	10,498	6,864	15,788	1,398	$108,325
Special mention	316	413	—	211	94	—	1,034
Substandard	—	245	124	—	891	—	1,260

Total	$52,708	22,043	10,622	7,075	16,773	1,398	$110,619

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

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5) Loans, Continued

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater Past Due (1)	Total Past Due	Current	Nonaccrual Loans	Total Loans
At September 30, 2015:
Real estate mortgage loans:
One-to four-family	$—	—	46	46	78,956	40	79,042
Commercial	93	—	—	93	152,124	471	152,688
Multi-family	—	—	—	—	16,074	99	16,173
Land and construction	513	—	114	627	25,799	254	26,680
Commercial loans	758	—	—	758	43,216	—	43,974
Consumer loans	—	5	—	5	4,353	—	4,358

Total	$1,364	5	160	1,529	320,522	864	322,915

At December 31, 2014:
Real estate mortgage loans:
One-to four-family	59	—	—	59	52,649	—	52,708
Commercial	—	—	—	—	22,043	—	22,043
Multi-family	—	—	—	—	10,498	124	10,622
Land and construction	—	—	—	—	7,075	—	7,075
Commercial loans	167	—	—	167	15,838	768	16,773
Consumer loans	2	—	—	2	1,396	—	1,398

Total	$228	—	—	228	109,499	892	110,619

(1)	Loans 90 days or greater past due consisted of two performing loans which were only past due while awaiting completion of a renewal process

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total (2)
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2015:
Real estate mortgage loans:
One-to four-family residential	$326	326	137	137	12	463	463	12
Commercial	833	1,369	—	—	—	833	1,369	—
Multi-family	99	248	—	—	—	99	248	—
Land and construction	254	257	—	—	—	254	257	—
Commercial loans	458	488	91	96	9	549	584	9

	$1,970	2,688	228	233	21	2,198	2,921	21

December 31, 2014:
Real estate mortgage loans:
One-to four-family residential	—	—	123	140	12	123	140	12
Commercial	380	966	3,401	3,401	289	3,781	4,367	289
Multi-family	124	265	—	—	—	124	265	—
Commercial loans	664	750	104	107	9	768	857	9

	$1,168	1,981	3,628	3,648	310	4,796	5,629	310

(2)	Excludes $745,000 in purchased credit impaired loans at September 30, 2015

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5) Loans, Continued

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended September 30,
	2015			2014
	Average	Interest	Interest	Average	Interest	Interest
	Recorded Investment	Income Recognized	Income Received	Recorded Investment	Income Recognized	Income Received
Real estate mortgage loans:
One-to-four-family residential	$452	7	4	1,636	22	32
Commercial	839	7	14	4,755	67	80
Multi-family	101	—	2	134	—	5
Land and construction	255	—	10	111	—	1
Commercial loans	552	—	10	720	—	16

Total	$2,199	14	40	7,356	89	134

	Nine Months Ended September 30,
	2015			2014
	Average	Interest	Interest	Average	Interest	Interest
	Recorded Investment	Income Recognized	Income Received	Recorded Investment	Income Recognized	Income Received
Real estate mortgage loans:
One-to-four-family residential	$231	11	8	1,653	31	53
Commercial	1,341	103	106	4,796	222	236
Multi-family	110	—	8	147	—	15
Land and construction	85	—	10	112	—	2
Commercial loans	590	—	33	708	—	22

Total	$2,357	114	165	7,416	253	328

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5) Loans, Continued

Loans are classified as troubled debt restructurings (TDRs) when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. TDRs entered into during the three- and nine-months ended September 30, 2015 and 2014 are as follows (dollars in thousands):

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
For the Three Months Ended September 30, 2015:
One-to four-family residential loans -
Modified interest rate and amortization	1	$328	$328

For the Nine Months Ended September 30, 2015:
One-to four-family residential loans -
Modified interest rate and amortization	1	$328	$328

Troubled Debt Restructurings:
For the Three Months Ended September 30, 2014:
Commercial loans-
Modified interest rate and amortization	6	$740	$116

For the Nine Months Ended September 30, 2014:
Commercial loans-
Modified interest rate and amortization	6	$740	$116

The allowance for loan losses on all loans that have been restructured and are considered TDRs is included in the Companies specific allowance for loan losses. The specific allowance for loan losses is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. TDRs that have subsequently defaulted are considered collateral-dependent.

There were no TDRs during the three and nine months ended September 30, 2014 that subsequently defaulted. TDRs that were restructured during 2015 that subsequently defaulted during the three and nine months ended September 30, 2015 are as follows (dollars in thousands):

	Number of Contracts	Recorded Investment
Commercial mortgage loan	1	$86

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6) Purchased Credit Impaired (“PCI”) Loans

The recorded investment as of the acquisition date of PCI loans acquired are detailed in the following table (in thousands):

Loans acquired during the Nine months ended September 30, 2015
Contractually required principal and interest at acquisition	$1,272
Nonaccretable difference	(404)

Cash flows expected to be collected at acquisition	868
Accretable yield adjustment	(128)

Total carrying amount of PCI loans at acquisition	$740

The recorded investment of PCI loans at September 30, 2015 was $745,000.

(7) Federal Home Loan Bank Advances

A summary of Federal Home Loan Bank (“FHLB”) advances at September 30, 2015 ($ in thousands).

Maturing in the Year Ending December 31,	Advance Type	Interest Rate	September 30, 2015
2015	Fixed Rate	0.27%	$20,000

The Company had one advance outstanding as of September 30, 2015. There were no advances outstanding as of December 31, 2014.

At September 30, 2015, the Company had total credit availability of approximately $95.3 million with the FHLB. Advances are secured by a blanket lien on loans and the Company’s FHLB stock. Pursuant to the collateral agreement, borrowing capacity is determined by the amount of qualifying collateral pledged. As of September 30, 2015 the Company had $38.3 million in loans pledged.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8) Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At September 30, 2015			At December 31, 2014
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$22,021	22,021	1	$20,479	20,479	1
Time deposits with banks	4,655	4,655	1	5,880	5,880	1
Securities	49,226	49,226	2	75,473	75,469	2
Loans held for sale	893	893	3	2,012	2,028	3
Loans	320,356	325,843	3	108,666	113,807	3
Federal Home Loan Bank stock	1,278	1,278	3	180	180	3
Accrued interest receivable	1,025	1,025	3	613	613	3

Financial liabilities:
Deposits	353,979	345,017	3	163,924	153,568	3
FHLB Advances	20,000	20,000	3	—	—	3
Other borrowings	2,182	2,182	3	—	—	3
Off-balance-sheet financial instruments	—	—	3	—	—	3

Discussion regarding the assumptions used to compute the estimated fair values of instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2015 (“2014 Form 10-K”).

(9) Fair Value Measurements

There were no securities available for sale at December 31, 2014. Securities available for sale measured at fair value on a recurring basis at September 30, 2015 are summarized below (in thousands):

	Fair Value	Level 1	Level 2	Level 3
U.S. Treasury securities	$2,003	—	2,003	—
Federal Home Loan Bank obligations	16,130	—	16,130	—
U.S. Government enterprise and agency obligations	16,075	—	16,075	—
Mortgage-backed securities	15,018	—	15,018	—

Total	$49,226	—	49,226	—

During the nine months ended September 30, 2015, no securities were transferred in or out of Level 1, Level 2, or Level 3.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9) Fair Value Measurements, Continued

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis, excluding purchased credit impaired loans are as follows (in thousands):

	At Period End
						Losses
						Recorded
	Fair Value	Level 1	Level 2	Level 3	Total Losses	During the Period
At September 30, 2015:
Real estate mortgage loans:
One-to-four family	$326	—	—	326	—	—
Commercial	833	—	—	833	517	—
Multi-family	99	—	—	99	128	—
Land and construction	254	—	—	254	—	—
Commercial	458	—	—	458	74	—

Total	$1,970	—	—	1,970	719	—

At December 31, 2014:
Real estate mortgage loans:
Commercial	380	—	—	380	517	—
Multi-family	124	—	—	124	128	—
Commercial	94	—	—	94	74	2

Total	$598	—	—	598	719	2

Other real estate owned which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

	At Period End					Losses
						Recorded
					Total	During the
	Fair Value	Level 1	Level 2	Level 3	Losses	Period
At September 30, 2015-
Other real estate owned	$32	—	—	32	—	—

At December 31, 2014-
Other real estate owned	$41	—	—	41	—	—

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9) Fair Value Measurements, Continued

Acquired assets, assumed liabilities and stockholders’ equity exchanged measured at fair value on a nonrecurring bases are as follows (in thousands):

	For the Period Ended September 30, 2015					Losses
						Recorded
	Fair				Total	During the
	Value	Level 1	Level 2	Level 3	Losses	Period
Securities available for sale	$44,372	—	44,372	—	—	—

Loans, net of discount	$171,476	—	—	171,476	—	—

Premises and equipment	$6,097	—	—	6,097	—	—

Federal Home Loan Bank Stock	$1,540	—	—	1,540	—	—

Cash surrender value of bank owned life insurance	$4,585	—	—	4,585	—	—

Deferred income taxes	$2,095	—	—	2,095	—	—

Goodwill	$8,662	—	—	8,662	—	—

Core deposit intangible	$588	—	—	588	—	—

Accrued interest	$685	—	—	685	—

Other assets	$114	—	—	114	—	—

Deposits	$178,912	—	—	178,912	—	—

FHLB Advances	$31,480	—	—	31,480	—	—

Other borrowings	$3,285	—	—	3,285	—	—

Other liabilities	$726	—	—	726	—	—

Preferred Stock	$5,700	—	—	5,700	—	—

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(10) Employee Stock Ownership Plan (“ESOP”)

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

At September 30, 2015 the ESOP shares were as follows ($ in thousands, except share amounts):

Allocated shares	11,285
Unallocated shares	327,275

Total ESOP shares	338,560

Fair value of unallocated shares	$4,516

(11) Stockholders’ Equity

On June 30, 2015, the Company exchanged 5,700 shares of Senior Non-Cumulative Perpetual Preferred Stock, Class A, having a liquidation preference of $1,000 per share for aggregate proceeds of $5.7 million with the U.S. Treasury. The 5,700 shares exchanged had been issued to the Secretary of the Treasury as part of the Company’s the acquisition of Community Southern Holdings, Inc., a participant in the U.S. Treasury Small Business Lending Fund.

On September 30, 2015, the Company redeemed all of the outstanding 5,700 shares of its Series A Preferred Stock for $5.7 million, which included payment of accrued dividends.

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

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

12) Regulatory Matters (continued)

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at September 30, 2015 (dollars in thousands):

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized
	Amount	%	Amount	%	Amount	%
Common Equity Tier 1 Capital to Risk – Weighted Assets	$47,679	13.75%	$15,604	4.50%	$22,539	6.50%
Tier I Capital to Risk-Weighted Assets	47,679	13.75	20,805	6.00	27,741	8.00
Total Capital to Risk-Weighted Assets	49,626	14.31	27,743	8.00	34,679	10.00
Tier I Capital to Total Assets	47,679	10.59	18,009	4.00	22,511	5.00

As of September 30, 2015, the Bank was well capitalized under all capital ratios. There are no conditions or events since that notification that management believes have changed the institution’s capitalization category.

(13) Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and nine months ended September 30, 2015, basic and diluted loss per share is the same due to the Company having no equity awards outstanding. The shares purchased by the Employee Stock Ownership Plan are included in the weighted-average shares when they are committed to be released ($ in thousands, except per share amounts):

	Income (Loss)	Weighted Average Shares	Per Share Amount
Three Months Ended September 30, 2015:
Basic and Diluted income per share:
Net income applicable to common stockholders	$35	3,904,725	$0.01

Nine Months Ended September 30, 2015:
Basic and Diluted loss per share:
Net loss	$(469)	3,904,725	$(0.12)

The Conversion was completed on July 14, 2014. Loss per share was not computed until January 1, 2015, as if the Conversion from a mutual savings bank to a capital stock holding company occurred on that date. For the three and nine month periods ending September 30, 2014 there were no dilutive shares.

(14) Stock-Based Compensation

On August 26, 2015, stockholders approved the Company’s 2015 Equity Incentive Plan (the “Plan”), which provides for the grant of stock-based awards to officers, employees and directors of the Company and Sunshine Bank. A description of the material terms of the Plan is contained in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 15, 2015. The Plan authorizes the issuance or delivery to participants of up to 592,480 shares of the Company’s common stock pursuant to grants of incentive and non-statutory stock options, restricted stock awards and restricted stock units. Of this number, the maximum number of shares that may be issued pursuant to the exercise of stock options is 423,200 shares, and the maximum number of shares that may be issued as restricted stock awards or restricted stock units is 169,280 shares. As of September 30, 2015, there were no shares granted. On October 28, 2015, pursuant to the Plan, the Compensation committee of the Board of Directors, approved restricted stock and stock option grants to employees, officers and directors of the Company. An aggregate of 383,758 stock options and 169,248 shares of restricted stock were granted. Generally the grants vest over a five year period with the first 20% of each grant vesting immediately.

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

Overview

The Bank is a financial services institution focused on positively impacting the consumers, businesses, and non-profits throughout central Florida by creating financial success for our customers. Our competitive advantage is our ability to attract and retain employees, who are passionate about providing uncompromising service with a sense of warmth, integrity, friendliness, and company spirit. Operations are conducted from the main banking office in Plant City, Florida and seven additional full service banking offices located in Brandon, Riverview, Lakeland, Zephyrhills, Bartow, Plant City and Winter Haven, Florida, and two loan production offices located in downtown Tampa and downtown Orlando, Florida. Our common stock is traded on the NASDAQ Capital Market under the symbol “SBCP.”

Our principal business has consisted of attracting retail and commercial deposits from the general public in our primary market area of Hillsborough, Polk, and Pasco counties, Florida, and investing those deposits, together with funds generated from operations, in commercial real estate loans, commercial business loans and, to a lesser extent, multi-family real estate, land and construction, one-to four-family and consumer loans. We also invest in securities, which consist primarily of U.S. Treasury securities, U.S government sponsored enterprise (“GSE”) mortgage-backed securities, GSE securities and obligations, U.S. government agency securities, securities issued by the Federal Home Loan Bank, municipal securities, and corporate obligations. We offer a variety of deposit accounts to consumers and small businesses, including savings accounts, NOW accounts, money market accounts, certificate of deposit accounts, other borrowings, and cash management programs.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income currently consists of fees and service charges on deposit accounts, gain on sales of other real estate owned, gain on sales of loans held for sale, gain on sales of securities, income from bank-owned life insurance and other income. Non-interest expense currently consists of expenses related to salaries and employee benefits, occupancy and equipment, data and item processing, professional fees, advertising and promotion, stationery and supplies, deposit and general insurance, merger related expenses, and other expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Recent Developments

Agreement to Acquire First Federal Bank of Florida Branches. On July 16, 2015, the Bank signed a purchase and assumption agreement pursuant to which the Bank will purchase three branch offices from First Federal Bank of Florida in Sarasota and Manatee counties. The branch offices are located in Bradenton and Sarasota, Florida. One branch is expected to be consolidated into the other Sarasota branch office prior to the closing of this transaction. The purchase is expected to add approximately $56.4 million in deposits for a deposit premium of 1.80% and $8.3 million in loans at par value. Sunshine Bank has also agreed to purchase the real estate property and some selected fixed assets associated with the branches. The transaction is expected to close on November 13, 2015, following regulatory approval and subject to the satisfaction of customary closing conditions.

Acquisition of Community Southern Holdings, Inc. On June 30, 2015, the Company acquired 100.00% of the outstanding common shares of Community Southern Holdings, Inc. for $30.3 million in cash, through an Agreement and Plan of Merger (the “Merger”). Community Southern Holdings, Inc. was merged into the Company and Community Southern Bank was merged into the Bank. The Merger added three branch locations in the Lakeland/Orlando, Florida market, establishing Sunshine Bank’s presence in that market. The Company acquired $250.4 million in assets and assumed $214.4 million in liabilities and exchanged $5.7 million in preferred stock to the U.S. Treasury as part of its Small Business lending fund. The Company acquired these assets and liabilities to expand its market presence to Polk and Orange Counties in Florida. The Company incurred approximately $1.2 million in acquisition expenses which are included in noninterest expense in the accompanying consolidated statements of operations.

On September 30, 2015, the Company redeemed all of the outstanding 5,700 shares of its Series A Preferred Stock for $5.7 million.

Appointment of Director and Officer On June 30, 2015, in connection with the completion of the Merger, Kenneth H. Compton, former director of Community Southern Holdings, Inc. and Community Southern Bank, began his service as a director of the Company and the Bank.

On October 2, 2015, the Company announced the appointment of John D. Finley as Executive Vice President and Chief Financial Officer of the Company effective October 5, 2015. Finley is responsible for overseeing the Company’s strategic financial planning, investment management, asset liability and interest-rate risk management, and Human Resources department.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total Assets. Total assets increased $212.3 million, or 92.4%, to $442.1 million at September 30, 2015 from $229.8 million at December 31, 2014. The increase was primarily the result of the merger with Community Southern Holdings, Inc. The Company completed the Merger on June 30, 2015 adding approximately $250.4 million in total assets consisting of, $44.4 million in securities available for sale, $171.5 million in total loans, and $34.5 million in all other assets. Following completion of the Merger, the Company liquidated the securities portfolio acquired from Community Southern Bank and used the proceeds to pay off higher rate borrowings assumed in the Merger. Management’s strategic transformation of the balance sheet from a traditional thrift to a full service commercial bank included an increase of $40.8 million or 36.6% in organic loan growth. The strategic transformation consisted mainly of a redeployment of short term investments and securities into higher yielding commercial and commercial real estate loans.

Cash and Cash Equivalents. Total cash and cash equivalents increased by $1.5 million, or 7.5%, to $22.0 million at September 30, 2015 from $20.5 million at December 31, 2014. The increase was the net result of increases in cash received in the Merger, from securities sales and maturities, and borrowings; partially offset by cash used in the Merger, increases in loan originations and strategic investments in infrastructure, sales platforms, and new products.

Investment Securities. Investment securities decreased $26.3 million, or 34.8%, to $49.2 million at September 30, 2015 from $75.5 million at December 31, 2014. The decrease was primarily due to $9.4 million in maturities and calls and the sale of approximately $16.0 million in securities, resulting in a $195,000 gain during the first half of 2015. During the same period, management transferred all securities classified as held to maturity to available for sale at an estimated fair market value of $69.7 million. The transfer was performed to enhance the interest rate risk position of the Bank and to provide liquidity for future loan growth. The sales were initiated as part of the strategic plan to redeploy excess proceeds from the July 2014 offering, which were initially invested in lower yielding securities, into the higher yielding loan portfolio.

Net Loans. Our primary interest earning asset and source of income is our loan portfolio. Net loans increased $211.7 million, or 194.8%, to $320.4 million at September 30, 2015 from $108.7 million at December 31, 2014. The increase was primarily due to the Merger which resulted in a net loan increase of $171.5 million. The acquired loan portfolio consisted of $83.6 million in commercial real estate, $34.2 million in commercial, $34.0 million in one-to four-family residential and $19.7 million in other loans. The Bank also experienced strong organic loan growth of $40.8 million. The growth was comprised of increases of $40.0 million in commercial and commercial real estate and $8.5 million in other loans, partially offset by a $7.7 million decrease in one-to four-family residential loans.

Deposits. Deposits increased $190.1 million, or 115.9%, to $354.0 million at September 30, 2015 from $163.9 million at December 31, 2014. The increase was primarily due to the Merger, which resulted in an increase in deposits of $178.9 million. The assumed deposits were comprised of core deposits (consisting of non-interest-bearing, NOW, money market and savings accounts) of $105.7 million and noncore deposits (consisting of time deposits) of $73.2 million. The Bank continued its efforts to attract new customers and retain relationships by investing in a modern infrastructure, enhancing its online and mobile banking products, expanding deposit products and services, and introducing a full suite of business banking products. Organic deposit growth during the first nine months of 2015 totaled $11.1 million or 6.8%.

Borrowings. Borrowings increased to $22.2 million at September 30, 2015 as a result of a short term three month Federal Home Loan Bank (“FHLB”) advance of $20.0 million and $2.2 million in customer repurchase agreement accounts assumed in the Merger. The FHLB advance is secured by a blanket asset lien on loans with total credit availability of approximately $95.3 million at September 30, 2015, collateralized by residential and commercial real estate loans. The other borrowings are secured by securities with a market value of $4.1 million at September 30, 2015.

Stockholders’ Equity. Stockholders’ equity decreased $401,000, or 0.7%, to $61.2 million at September 30, 2015, as a result of the net loss of $469,000 for the nine months ended September 30, 2015, partially offset by the $68,000 increase in accumulated other comprehensive income, mostly from increases in unrealized gains on securities.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the three and nine months ended September 30, 2015 and 2014. No tax-equivalent yield adjustments have been made, as we had no tax-free interest-earning assets during the periods. All average balances are daily average balances based upon amortized costs. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	Three months Ended September 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate(1)	Balance	Dividends	Rate(1)
	(In thousands)
Interest-earning assets:
Loans	$314,924	$3,909	4.97%	$112,054	$1,337	4.77%
Securities	54,874	141	1.03	77,699	231	1.19
Other (2)	37,791	33	.35	15,490	33	.85

Total interest-earning assets	407,589	4,083	4.01	205,243	1,601	3.12

Noninterest-earning assets	52,636			20,328

Total assets	$460,225			$225,571

Interest-bearing liabilities:
NOW accounts	54,590	15	.11	29,887	3	.04
Money market accounts	88,797	95	.43	35,663	17	.19
Savings accounts	31,782	11	.14	26,208	7	.11
Time deposit	105,749	123	.47	39,281	44	.45

Total interest-bearing deposits	280,918	244	.35	131,039	71	.22

FHLB Advances and other borrowings	30,433	53	.70	—	—	—

Total interest-bearing liabilities	311,351	297	.38	131,039	71	.22

Noninterest-bearing liabilities	82,052			43,295

Total liabilities	393,403			174,334
Total stockholders’ equity	66,822			51,237

Total liabilities and stockholders’ equity	$460,225			$225,571

Net interest income		$3,786			$1,530

Net interest rate spread (3)			3.63%			2.90%

Net interest-earning assets (4)	$96,238			$74,204

Net interest margin (5)			3.72%			2.98%

Average interest-earning assets to average interest-bearing liabilities	130.9%			156.6%

(1)	Annualized.
(2)	Includes interest-earning deposits, federal funds, FHLB stock and time deposits with other banks.
(3)	Net interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average cost of interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine months Ended September 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance (2)	Dividends	Rate(1)	Balance	Dividends	Rate (1)
	(In thousands)
Interest-earning assets:
Loans	$185,603	$6,962	5.00%	$111,903	$4,047	4.82%
Securities	61,830	525	1.13	60,292	455	1.01
Other (3)	35,482	105	.39	29,384	97	.44

Total interest-earning assets	282,915	7,592	3.58	201,579	4,599	3.04

Noninterest-earning assets	31,585			17,950

Total assets	$314,500			$219,529

Interest-bearing liabilities:
NOW accounts	40,617	23	.08	30,669	11	.05
Money market accounts	57,441	134	.31	37,239	52	.19
Savings accounts	27,405	23	.11	26,145	20	.10
Time deposit	59,677	201	.45	41,763	147	.47

Total interest-bearing deposits	185,140	381	.27	135,816	230	.23

FHLB Advances and other borrowings	10,751	54	.67	—	—	—

Total interest-bearing liabilities	195,891	435	.30	135,816	230	.23

Noninterest-bearing liabilities	55,382			48,945

Total liabilities	251,273			184,761
Total stockholders’ equity	63,227			34,768

Total liabilities and stockholders’ equity	$314,500			$219,529

Net interest income		$7,157			$4,369

Net interest rate spread (4)			3.28%			2.81%

Net interest-earning assets (5)	$87,024			$65,763

Net interest margin (6)			3.37%			2.89%

Average interest-earning assets to average interest-bearing liabilities	144.4%			148.4%

(1)	Annualized.
(2)	Acquired assets and assumed liabilities and equity for the first six months ended June 30, 2015 are not included in the average balances.
(3)	Includes interest-earning deposits, federal funds, FHLB stock and time deposits with other banks.
(4)	Net interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and September 30, 2014

General. Net income available to common stockholders for the three months ended September 30, 2015 was $35,000 compared to net income of $39,000 for the three months ended September 30, 2014. The slight decrease in net income was primarily due to an increase in noninterest expense of $2.4 million, offset by an increase in net interest income of $2.3 million, an increase in noninterest income of $177,000, and a decrease in the provision for loan losses of $20,000. The increase in noninterest expense was mostly comprised of merger related expenses, increases in compensation expense, and expenses related to the investment in expanding the lending, credit, risk, and compliance functions of the Bank, and other increases related to infrastructure costs.

Interest Income. Interest income increased $2.5 million, or 155.0%, to $4.1 million for the three months ended September 30, 2015 primarily as a result of a $2.6 million increase in interest income on loans, partially offset by a decrease of $90,000 in interest income from securities. The increase in interest income resulted primarily from a $202.3 million increase in the average balance of our interest-earnings assets to $407.6 million and an 89 basis points increase in the average yield on our interest-earning assets to 4.01% for the three months ended September 30, 2015 compared to the prior year period.

Interest income on loans increased $2.6 million, or 192.4%, to $3.9 million for the three months ended September 30, 2015. Despite the generally low rate environment, the Bank was able to increase its yield on loans. The average balance of loans also increased to $314.9 million for the three months ended September 30, 2015 from $112.1 million for the three months ended September 30, 2014. The average yield on loans increased 20 basis points to the 4.97% for the three months ended September 30, 2015 compared to the prior year period.

Interest income on investment securities decreased $90,000, or 39.0%, to $141,000 for the three months ended September 30, 2015 as a result of the decrease in the average balance of investment securities. The average balance of investment securities decreased $22.8 million to $54.9 million for the three months ended September 30, 2015 from $77.7 million for the three months ended September 30, 2014. The prior year average balance on investment securities was as a result of the excess liquidity created in the 2014 stock offering initially used to purchase U.S government sponsored enterprise mortgage-backed securities, U.S. government enterprise and agency obligations and Federal Home Loan Bank obligations during the second half of 2014. The average yield on investment securities decreased by 16 basis points to 1.03% for the three months ended September 30, 2015 from 1.19% for the three months ended September 30, 2014.

Interest Expense. Interest expense increased $226,000, or 318.3%, to $297,000 for the three months ended September 30, 2015 from $71,000 for the three months ended September 30, 2014 the result of the increase in deposits from the Merger and the $53,000 increase in borrowing costs. The average cost of interest-bearing deposits increased by 13 basis points to 0.35% for the three months ended September 30, 2015 from 0.22% for the three months ended September 30, 2014 reflecting the slightly higher deposit rates assumed in the Merger. The average balance of interest-bearing deposits increased by $149.9 million during the three months ended September 30, 2015 to $280.9 million compared to the prior year period due to the Merger.

Net Interest Income. The effect of a higher average balance on loans and higher yielding asset mix compared to the prior year period has increased the Company’s net interest income for the three months ended September 30, 2015. Net interest income increased $2.3 million, or 147.5%, to $3.8 million for the three months ended September 30, 2015 compared to the prior year period. The net interest-rate spread increased to 3.63% for the three months ended September 30, 2015 from 2.90% for the three months ended September 30, 2014. Our net interest margin increased to 3.72% for the three months ended September 30, 2015 from 2.98% for the three months ended September 30, 2014.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended September 30, 2015 compared to a provision of $20,000 for the three months ended September 30, 2014. Net recoveries for the three months ended September 30, 2015 were $64,000 compared to net recoveries of $5,000 for the three months ended September 30, 2014.

Management considers the allowance for loan losses at September 30, 2015 to be adequate to cover losses inherent in the loan portfolio based on an assessment of the qualitative and quantitative factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Accounting for business combination under the GAAP acquisition method prohibits “carrying over” valuation allowances, such as the allowance for loan losses. Uncertainties relating to the expected future cash flows was reflected in the fair value measurement of the acquired loans and reflected in the purchase price. The Bank will establish loan loss allowances for the acquired loans in periods after the Merger, but only for losses incurred on these loans due to credit deterioration after Merger. As a result, the allowance for loan losses reflected in these financial statements are only that of historical Sunshine Bank.

Noninterest Income. Noninterest income increased $177,000, or 71.4%, to $425,000 for the three months ended September 30, 2015 from $248,000 for the three months ended September 30, 2014. The increase was primarily related to a $90,000 increase in fees and service charges on deposit accounts and a $56,000 increase in income from bank-owned life insurance.

Noninterest Expenses. Non-interest expense increased $2.4 million to $4.1 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase primarily reflected an increase of $1.5 million in salaries and employee benefits expense. The salaries and employee benefits expense increase quarter over quarter was attributable to the addition of key Bank employees since October 2014 and the increased number of employees resulting from the Merger. The key employees have been critical to the organic growth in the first nine months of 2015 as well as preparing and positioning the Company for future organic and strategic growth. Occupancy, data processing, and other expenses have all increased proportionally with the increased size of the Company. Professional fees increased due to expenses associated with the Bank’s new equity compensation plan, which was approved during the third quarter of 2015, however no awards were granted as of September 30, 2015 and from increased costs of legal and audit reporting as a public company. The Company also had an increase of $119,000 in merger related expenses mostly residual costs of the Merger with Community Southern Holding, Inc. and to a lesser extent costs associated with the Company’s announced branch purchase expected to close in November.

Income Tax Expense. Income taxes were $21,000 for the three months ended September 30, 2015 due to pretax income of $70,000 at a 37% tax rate.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and September 30, 2014

General. Net loss to common stockholders for the nine months ended September 30, 2015 was $469,000 compared to a net loss of $247,000 for the nine months ended September 30, 2014. The increase in net loss was primarily due to an increase in noninterest expense of $5.5 million; partially offset by an increase in net interest income of $2.8 million, a decrease in provision for loan losses of $660,000, an increase in non-interest income of $393,000 and an increase in income tax benefit of $1.3 million. The increase in noninterest expense was mostly comprised of Merger related expenses, increases in salary and benefit expense, and expenses related to the investment in expanding the lending, credit, risk, and compliance functions of the Bank, and other increases related to infrastructure costs.

Interest Income. Interest income increased $3.0 million, or 65.1%, to $7.6 million for the nine months ended September 30, 2015 primarily as a result of a $2.9 million increase in interest income on loans. The increase in interest income resulted primarily from an $81.3 million increase in the average balance of our interest-earnings assets to $282.9 million and a 54 basis points increase in the average yield on our interest-earning assets to 3.58% for the nine months ended September 30, 2015 compared to the prior year period. The increase in the average yield was attributable to management’s focus on growing the higher yielding loan portfolio resulting in a shift from low interest yielding investment securities and cash into commercial loans.

Interest income on loans increased $2.9 million, or 72.0%, to $7.0 million for the nine months ended September 30, 2015 due mainly to the increase in the average balance of loans. Average loans for the nine months ended September 30, 2015 increased by $73.7 million to $185.6 million from $111.9 million for the nine months ended September 30, 2014. The average yield on loans increased 8 basis points to 5.00% for the nine months ended September 30, 2015 from 4.82% for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the Bank recognized $151,000 of past due interest due to the payoff of a restructured loan in the first quarter.

Interest income on investment securities increased $90,000, or 15.4%, to $525,000 for the nine months ended September 30, 2015 as a result of the increase of 12 basis points in the average yield. The average yield on investment securities increased to 1.13% for the nine months ended September 30, 2015 from 1.01% for the nine months ended September 30, 2014. The average balance of investment securities increased $1.5 million to $61.8 million for the nine months ended September 30, 2015 from $60.3 million for the nine months ended September 30, 2014.

Interest Expense. Interest expense increased $205,000, or 89.1%, to $435,000 for the nine months ended September 30, 2015 from $230,000 for the nine months ended September 30, 2014. The increase can be attributed to the increase in average deposits and the increased borrowing costs of $54,000. The average balance of interest-bearing deposits increased by $49.3 million during the nine months ended September 30, 2015 to $185.1 million, due mainly to the increased deposits assumed in the Merger. The average cost of deposits increased by 4 basis points to 0.27% for the nine months ended September 30, 2015 from 0.23% for the nine months ended September 30, 2014.

Net Interest Income. The effect of higher average balances on loans and securities and an increased average yield on loans and securities has increased the Bank’s net interest income for the nine months ended September 30, 2015 compared to the prior year period. Net interest income increased $2.8 million, or 63.8%, to $7.2 million for the nine months ended September 30, 2015 compared to the prior year period. The increase was primarily due to the increase in our net interest rate spread to 3.28% for the nine months ended September 30, 2015 from 2.81% for the nine months ended September 30, 2014. Our net interest margin increased to 3.37% for the nine months ended September 30, 2015 from 2.89% for the nine months ended September 30, 2014.

Provision for Loan Losses. We recorded no provision for loan losses for the nine months ended September 30, 2015 compared to a provision of $660,000 for the nine months ended September 30, 2014. Net recoveries for the nine months ended September 30, 2015 were $221,000 compared to net charge-offs of $582,000 for the nine months ended September 30, 2014. The change was primarily due to the charge-off of a commercial loan relationship in the amount of $624,000 for the nine months ended September 30, 2014.

Management considers the allowance for loan losses at September 30, 2015 to be adequate to cover losses inherent in the loan portfolio based on an assessment of the qualitative and quantitative factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Accounting for business combination under the GAAP acquisition method prohibits “carrying over” valuation allowances, such as the allowance for loan losses. Uncertainties relating to the expected future cash flows was reflected in the fair value measurement of the acquired loans and reflected in the purchase price. The Bank will establish loan loss allowances for the acquired loans in periods after the Merger, but only for losses incurred on these loans due to credit deterioration after Merger. As a result, the allowance for loan losses reflected in these financial statements are only that of historical Sunshine Bank.

Noninterest Income. Noninterest income increased $393,000, or 51.4%, to $1.2 million for the nine months ended September 30, 2015 from $765,000 for the nine months ended September 30, 2014. The increase was primarily related to a $195,000 gain on sales of securities, a $113,000 increase in income from bank-owned life insurance, a $36,000 increase in the deposit related fees, and a $16,000 gain on sales of loans held for sale.

Noninterest Expense. Non-interest expense increased $5.5 million, or 110.1%, to $10.4 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase primarily reflected an increase of $2.9 million in salaries and employee benefits expense. The salaries and employee benefits expense increase period over period was attributable to the addition of key Bank employees since October 2014 and the increased number of employees resulting from the Merger. The key employees have been critical to the organic growth in the first nine months of 2015 as well as preparing and positioning the Company for future organic and strategic growth. Most expense categories grew proportionally with the increased size of the Company. The Company had an increase of $1.2 million in merger related expenses predominately associated with the Merger with Community Southern Holdings, Inc. The Company also had an increase of $229,000 in professional fees which related to the increased costs of legal and audit reporting as a public company.

Income Tax Benefit. Income tax benefit was $1.6 million for the nine months ended September 30, 2015 due to pretax losses of $2.1 million and a change in accounting estimates. The Company performed a change in accounting estimate for bank owned life insurance, which resulted in a benefit of approximately $733,000 for the nine months ended September 30, 2015.

Asset Quality

Non-Performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and other real estate owned, totaled $896,000 or 0.27% of total assets, at September 30, 2015 and $2.8 million, or 1.20% of total assets, at December 31, 2014. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no accruing loans past due 90 days or more at December 31, 2014. At September 30, 2015, we had $160,000 of accruing loans that were past due 90 days or more. These loans were performing loans awaiting renewal and were subsequently renewed.

	At September 30, 2015	At December 31, 2014
	(Dollars in thousands)
Non-accrual loans:
Real estate mortgage loans:
One- to four-family residential	$40	$—
Commercial	—	—
Multi-family	—	—
Land and construction	—	—
Commercial business loans	—	570
Consumer loans	—	—

Total non-accrual loans	40	570

Non-accruing troubled debt restructured loans:
Real estate mortgage loans:
One- to four-family residential	—	—
Commercial	471	—
Multi-family	99	124
Land and construction	254	—
Commercial business loans	—	198
Consumer loans	—	—

Total non-accruing troubled debt restructured loans	824	322

Total non-performing loans	864	892

Loans Held for Sale	—	1,829

Other real estate owned:
One- to four-family	—	41
Commercial	—	—
Multi-family	—	—
Land and construction	32	—
Commercial business loans	—	—
Consumer loans	—	—

Total other real estate owned	32	41

Total non-performing assets	$896	$2,762

Total accruing troubled debt restructured loans	$1,334	$3,903

Total non-performing loans to total loans	0.27%	0.81%

Total non-performing assets to total assets	0.20%	1.20%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Allowance at beginning of period	$1,726	$1,718
Provision for loan losses	—	660
Charge offs:
Real estate mortgage loans:
One- to four-family residential	(1)	(17)
Commercial	—	—
Multi-family	—	—
Land and construction	—	(2)
Commercial business loans	(9)	(626)
Consumer loans	—	(10)

Total charge-offs	(10)	(655)

Recoveries:
Real estate mortgage loans:
One- to four-family residential	—	9
Commercial	124	9
Multi-family	—	1
Land and construction	—	—
Commercial business loans	104	45
Consumer loans	3	9

Total recoveries	231	73

Net recoveries (charge-offs)	221	(582)

Allowance at end of period	$1,947	$1,796

Allowance to nonperforming loans	225.35%	38.09%
Allowance to total loans outstanding at the end of the period	0.60%	1.59%

Net recoveries (charge-offs) to average loans outstanding during the period (annualized)	0.16%	(0.69)%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At September 30, 2015, we had the capacity to borrow approximately $95.3 million from the Federal Home Loan Bank of Atlanta. At September 30, 2015, we had outstanding advances of approximately $20.0 million and at December 31, 2014 we had no outstanding advances from the Federal Home Loan Bank of Atlanta. We also have lines of credit at three financial institutions that would allow us to borrow up to $25.5 million at September 30, 2015. No credit lines were drawn upon at September 30, 2015.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in the nine months ended September 30, 2015 by operating activities was $1.0 million. During the nine months ended September 30, 2015, we had an increase in deferred tax asset of $1.8 million and $729,000 increase in loans held for sale, partially offset by $1.9 million received from the proceeds of sales on loans held for sale. Net cash used in investing activities, which consisted primarily of the net assets acquired in the Merger with Community Southern Holdings, Inc., disbursements for loan originations and the purchase of premises and equipment, offset by principal collections on loans and proceeds from maturing securities, was $9.7 million for the nine months ended September 30, 2015. Net cash used in financing activities, consisting primarily of the activity in deposit accounts and repayments of FHLB advances and preferred stock, was $7.2 million for the nine months ended September 30, 2015.

Net cash provided by the nine months ended September 30, 2014 by operating activities was $1.1 million. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $25.2 million. During the nine months ended September 30, 2014, we purchased $30.3 million in securities held to maturity. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and net proceeds from the stock offerings, was $28.2 million for the nine months ended September 30, 2014.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2015, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of 10.59% of adjusted total assets, which is above the required level of 5.00%, common equity tier 1 capital to risk-weighted assets of 13.75%, which is above the required level of 6.50%, tier 1 capital to risk-weighted assets of 13.75%, which is above the required level of 8.00%, and total risk-based capital of 14.31% of risk-weighted assets, which is above the required level of 10.00%. Accordingly, the Bank was categorized as well-capitalized at September 30, 2015. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2015, we had outstanding commitments to originate loans of $8.9 million, unused lines of credit totaling $46.2 million, and stand-by letters of credit of $732,000. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from September 30, 2015 totaled $81.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits are not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2015, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of September 30, 2015, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company as of September 30, 2015.

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

SUNSHINE BANCORP, INC.

Date: November 12, 2015	By:	/s/ Andrew S. Samuel
Andrew S. Samuel
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 12, 2015	By:	/s/ John Finley
John Finley
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)