Form 10-K
period 2015-12-31
Sunshine Bancorp, Inc.
filed 2016-03-18
CIK 1599891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $62,633,600.

As of March 18, 2016, there were issued and outstanding 5,265,950 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III).

PART I

Unless this Annual Report on Form 10-K indicates otherwise, or the context otherwise requires, the terms “we,” “our,” “us,” and “the Company,” as used herein refer to Sunshine Bancorp, Inc. and its subsidiary, Sunshine Bank, which we sometimes refer to as “the Bank.”

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	competition among depository and other financial institutions;

•	our success in increasing our commercial lending;

•	our ability to attract and maintain deposits and our success in introducing new financial products;

•	our ability to improve our asset quality even as we increase our commercial lending;

•	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans;

•	technological changes that may be more difficult or expensive than expected;

•	changes in consumer spending, borrowing and savings habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	impairment of goodwill;

•	cyber-security risks impacting us or our vendors, including “denial of service,” “hacking” and “identity theft,” that could adversely affect our business and financial performance, or our reputation;

•	operational risks, such as the risk of loss resulting from human error, inadequate or failed internal processes and systems, outsourcing arrangements, compliance and legal risk and external events;

•	an increase in the incidence or severity of fraud, illegal payments, security breaches or other illegal acts impacting our customers; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Annual Report on Form 10-K.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

ITEM 1.	Business

Sunshine Bancorp, Inc.

Sunshine Bancorp, Inc. (the “Holding Company”) was formed on March 7, 2014 to serve as the savings and loan holding company for Sunshine Bank, a federal savings bank (the “Bank”). Collectively, the Bank and the Holding Company are referred to as the “Company.” Sunshine Bancorp, Inc. was incorporated as a Maryland corporation and owns all of the outstanding shares of common stock of Sunshine Bank as a result of the conversion from mutual to stock form of Sunshine Bank on July 14, 2014. Also on July 14, 2014, Sunshine Bancorp completed its initial public offering of common stock. In the offering, Sunshine Bancorp sold a total of 4,232,000 shares of its common stock for an aggregate of $42.3 million in gross offering proceeds. Sunshine Bancorp has not engaged in any business to date other than owning the common stock of Sunshine Bank. At December 31, 2015, we had total consolidated assets of $507.3 million, total deposits of $399.1 million and total stockholders’ equity of $71.4 million. Our common stock is traded on the NASDAQ Capital Market under the symbol “SBCP.”

On June 30, 2015, the Company acquired 100% of the outstanding common shares of Community Southern Holdings, Inc. for cash of $30.3 million, through an Agreement and Plan of Merger (the “Merger”). Community Southern Holdings, Inc. was merged into the Company and Community Southern Bank was merged into the Bank. The Company acquired $250.4 million in assets and assumed $214.4 million in liabilities and stockholders’ equity and exchanged $5.7 million in preferred stock of the Company to the U.S. Treasury as part of its Small Business Lending Fund. The preferred stock was subsequently redeemed on September 30, 2015 at its par value of $5.7 million. The Company acquired these assets and assumed the liabilities to expand its market presence to Polk and Orange Counties, Florida and to strengthen its position along the demographically attractive I-4 corridor. The Company incurred approximately $1.3 million in acquisition related expenses which are included in other noninterest expense in the accompanying consolidated statements of operations. The Company also recorded an identifiable intangible asset representing the core deposit base of Community Southern Bank based on management’s evaluation of the cost of such deposits relative to alternative funding sources. Management used market quotations to measure the fair value of investment securities and FHLB advances of Community Southern Holdings.

On November 13, 2015, pursuant to a purchase and assumption agreement signed July 16, 2015, the Bank assumed the deposits and acquired certain loans from two branch offices of First Federal Bank of Florida. The branch offices are located in Bradenton and Sarasota, Florida. The purchase and assumption added $47.0 million in deposits and $7.9 million in loans to Sunshine Bank. Sunshine Bank also purchased the real estate property and some selected fixed assets associated with the branches. The Company acquired these assets and assumed the liabilities to expand its market presence to Manatee County, Florida and to capitalize on the demographically attractive I-75 corridor between Tampa and Sarasota, Florida.

Our main office is located at 102 West Baker Street, Plant City, Florida 33563, and our telephone number at this address is (813) 752-6193. Our website address is www.mysunshinebank.com. Information on our website is not incorporated into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K.

Sunshine Bank

Sunshine Bank is a federal stock savings bank. It was first organized in 1954 as a federal mutual savings and loan association under the name First Federal Savings and Loan Association of Plant City. In 1975, the Bank changed its name to Sunshine State Federal Savings and Loan Association. In connection with the initial offering of Sunshine Bancorp’s shares, the Bank changed its charter from a federal mutual savings and loan association to a federal stock savings bank and changed its name to Sunshine State Bank. In 2014, the Bank changed its name to Sunshine Bank. The Bank is a financial services institution focused on positively impacting the consumers, businesses, and non-profits throughout central Florida by creating financial success for our customers. Our competitive advantage is our ability to attract and retain employees, who are passionate about providing uncompromising service with a sense of warmth, integrity, friendliness, and company spirit. Operations are conducted from the main banking office in Plant City, Florida and eleven additional full service banking offices located in Brandon, Riverview, Lakeland, Zephyrhills, Bartow, Plant City, Sarasota, Bradenton, and Winter Haven, Tampa, and Orlando, Florida.

Effective October 14, 2014, Sunshine Bancorp and Sunshine Bank appointed Andrew S. Samuel, President and Chief Executive Officer. The hiring of Mr. Samuel, who was formerly President and Chief Executive Officer of Susquehanna Bank, was part of the Board’s long-term strategy to continue to transform Sunshine Bank from a traditional thrift lender into a full-service community bank with an increased focus on commercial lending. Following Mr. Samuel’s appointment, the Board of Directors of Sunshine Bank reconstituted the senior management of Sunshine Bank by adding bankers who have many years of experience in both commercial lending and integrating banks through acquisition. Recent new hires included a new Chief Financial Officer, a new Chief Risk Officer, a new Executive Vice President Director of Sales and Marketing, and a new Senior Vice President of Corporate Development. In addition, four new appointments have been made to the Board of Directors of Sunshine Bancorp and Sunshine Bank to further expand the breadth of experience of the Board. Sunshine Bancorp believes these management changes will further both its strategies for organic growth and growth by acquisition.

Our principal business has historically consisted of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one-to-four family residential real estate loans, commercial real estate loans, commercial business loans, and to a lesser extent, multi-family real estate, land and construction and consumer loans. Beginning in the fourth quarter of 2013, we changed our business strategy to focus on increasing our originations of commercial real estate and commercial business loans and to discontinue originating new fixed rate one-to-four family residential real estate loans for retention in our portfolio. As the Bank continues to transition from its roots as a residential mortgage lender to a full service commercial bank. Residential mortgages are now being originated and sold through broker relationships while balance sheet growth is coming primarily from commercial real estate and commercial loan originations. The Bank continues to originate home equity loans and recently introduced a home equity line of credit product.

We also invest in securities, which consist primarily of U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored enterprise mortgage-backed securities and securities and obligations of U.S. government-sponsored enterprises (“GSE”) and the Federal Home Loan Bank. We offer a variety of deposit accounts to consumers and businesses, including savings accounts, demand accounts, money market accounts and certificate of deposit accounts. We also offer online banking services, remote deposit capture, mobile banking, debit and credit card services, and lockbox services for commercial and nonprofit customers. We conduct our operations from our main office in Plant City, Florida and our eleven additional full-service banking offices located in Brandon, Riverview, Zephyrhills, Lakeland, Winter Haven, Bartow, Plant City, Sarasota, Bradenton, Orlando, and Tampa, Florida. We provide financial services to individuals, families and businesses primarily located in Hillsborough, Pasco, Polk, Manatee, and Orange Counties, Florida. Our main office is located at 102 West Baker Street, Plant City, Florida 33563, and our telephone number at this address is (813) 752-6193.

Market Area

We conduct our operations from our main office and eleven full-service banking offices located in Hillsborough, Pasco, Polk, Manatee, and Orange County, Florida. Our primary deposit market includes the areas surrounding our banking offices in Hillsborough, Pasco, Polk, Sarasota, and Manatee Counties, Florida. Our primary lending market includes Hillsborough, Pasco, Polk, Sarasota, Manatee, and Orange Counties and the surrounding communities. We occasionally make loans secured by properties located outside of our primary lending market, usually to borrowers with whom we have an existing relationship and who have a presence within our primary market. Our primary markets in Central Florida are primarily suburban and rural and contain a diverse cross section of economic sectors, with a mix of retail, agriculture, services, health care facilities and vacation and retirement communities.

Sunshine Bank continues to pursue a three year plan that focuses on organic and strategic growth in the market area from Sarasota north on Interstate 75 to Tampa and then East on Interstate 4 to Orlando. We manage our banking operations as separate regions. Regions are based on geographic market, which allows each region to retain flexibility and local leadership in the unique communities we serve. We believe that this approach differentiates us from other large competitors because it gives our bank greater flexibility to better serve our markets and increase responsiveness to the needs of local customers.

Competition

We face significant competition within our markets both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies, and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.

As of June 30, 2015 (the latest date for which information is available), our deposit market share was less than 1.0% of total deposits in Hillsborough, Manatee, Pasco, Polk, and Orange Counties, Florida.

Lending Activities

General. Our principal lending activity has historically been the origination of one-to-four family residential real estate loans, commercial real estate loans, commercial business loans, and to a lesser extent, multi-family real estate, land and construction loans and consumer loans. Our primary business had been the origination of one-to-four family residential real estate loans, the majority of which have been fixed-rate loans. At December 31, 2015, residential real estate loans totaled $68.2 million, comprising 20.7% of our gross loan portfolio. Historically, we have retained in our portfolio nearly all of the loans that we have originated. After considering our interest-rate risk position, local market conditions, the yield on our loan portfolio and our asset quality, beginning in the fourth quarter of 2013, we changed our business strategy to focus on increasing our originations of commercial real estate and commercial business loans. We now generally originate all new fixed rate one-to-four family residential real estate loans for sale. We take and process loan applications for one-to-four family residential real estate loans, but allow third party mortgage companies to underwrite and close such loans and pay us a commission. We expect to target our commercial loan products to small business customers in our market area. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy” for more information regarding our strategy for lending activities.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale of $790,000, and $2.0 million, at December 31, 2015 and 2014. There were no loans held for sale as of December 31, 2013 and 2012.

	At December 31,
	2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four-family residential	$68,169	20.72%	$51,960	47.02%	$59,062	52.21%	$63,597	54.60%
Commercial real estate and multi-family	192,568	58.51	32,665	29.56	27,263	24.10	28,987	24.89
Construction and land	17,570	5.34	7,075	6.40	6,357	5.62	7,190	6.17
Home equity	6,623	2.01	645	0.58	811	0.72	974	0.84
Non-Real estate loans:
Commercial business	41,417	12.59	16,773	15.18	17,358	15.34	14,194	12.19
Consumer	2,726	0.83	1,398	1.26	2,277	2.01	1,531	1.31

	329,073	100.00%	110,516	100.00%	113,128	100.00%	116,473	100.00%
Less:
Deferred loan fees	(296)		(124)		(147)		(159)
Allowance for losses	(2,511)		(1,726)		(1,718)		(2,276)

Total loans	$326,266		$108,666		$111,263		$114,038

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Real Estate
December 31, 2015	One-to- four-family residential	Commercial real estate and multi-family	Construction and land	Home equity	Commercial business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$3,893	$10,395	$7,197	$834	$20,835	$1,336	$44,490
More than one to two years	409	4,706	1,901	1,345	2,423	224	11,008
More than two to three years	1,765	20,207	1,813	1,309	2,884	229	28,207
More than three to five years	1,934	22,176	1,950	1,172	9,457	570	37,259
More than five to ten years	8,860	55,700	3,507	1,685	5,042	70	74,864
More than ten to 15 years	5,951	20,618	849	—	221	297	27,936
More than 15 years	45,357	58,766	353	278	555	—	105,309

Total	$68,169	$192,568	$17,570	$6,623	$41,417	$2,726	$329,073

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth our fixed-rate and adjustable-rate loans at December 31, 2015 that are contractually due after December 31, 2016. Loans that are fixed for a period of time and floating thereafter have been included as adjustable.

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One-to-four-family residential	$37,409	$26,867	$64,276
Commercial real estate and multi-family	71,315	110,858	182,173
Construction and land	5,556	4,817	10,373
Home equity	603	5,186	5,789
Non-Real estate loans:
Commercial business	15,718	4,864	20,582
Consumer	1,173	217	1,390

	$131,774	$152,809	$284,583

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable highly liquid collateral” or 30% for certain residential development loans). Our legal lending was $7.1 million at December 31, 2015. In addition, we have established an in-house target that is less than the legal limits on loans to one borrower. Our in-house target was $5.0 million at December 31, 2015. At December 31, 2015, our largest credit relationship totaled $8.7 million, secured by income producing properties. At December 31, 2015, this relationship was performing in accordance with its loan terms. The credit exceeded our loans to one borrower limit as a result of the acquisition of Community Southern Bank, which had existing loans to this borrower. As a result, we participated $1.7 million of this loan to another financial institution in January 2016 to bring it below the legal lending limit. The second largest relationship totaled $5.5 million and is secured by an income producing property. At December 31, 2015, the loan was performing in accordance with its current terms.

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

The Bank has established the Officer’s Loan Committee (OLC) to be able to more efficiently service our commercial customers, prudently manage credit risks, and effectively insure that credit policies are adhered to. The OLC includes the SVP, Credit Administration, the Chief Risk Officer, Regional Presidents and the Executive Vice President Director of Sales and Marketing. Each of these individuals have extensive experience in the approval of commercial loans. The OLC has authority to approve loans beginning over $500,000 up to and including $3.0 million. In addition, the Director’s Loan Committee (DLC) has authority to approve loans over $3.0 million up to the legal lending limit of the Bank (with the exception of Regulation O (insider) loans which need to be approved by the Board of Directors).

The loan approval structure prohibits any single signature loan authority. Dual signatures are in effect up to $500,000. The Chief Executive Officer and Chief Risk Officer have been given dual signature authority up to $3.0 million in situations where timing is essential. These approvals must be ratified by OLC at the next meeting.

Commercial Real Estate and Multi-Family Lending. At December 31, 2015, we had $192.6 million in commercial real estate and multi-family loans, representing 58.5% of our total loan portfolio.

Our commercial real estate and multi-family loans generally have amortization terms of 15 to 25 years and have adjustable interest rates. The adjustable rate loans are typically fixed for the first five years and either adjust annually thereafter or have a balloon payment due at the end of the fixed term. Our commercial real estate and multi-family loans are generally tied to a margin above the appropriate three or five year treasury. The maximum loan-to-value ratio of our commercial real estate and multifamily loans is generally 80% of the lower of cost or appraised value of the property securing the loan. Our commercial real estate loans are typically secured by multifamily, hotel, agricultural, medical, retail, churches or other commercial properties. At December 31, 2015, we had $108.2 million of non-owner occupied commercial real estate loans, $70.5 million of owner occupied loans, and $13.9 million were secured by multi-family loans.

At December 31, 2015, the average loan balance of our outstanding commercial real estate and multi-family loans was $587,000, and the largest of such loans was a $5.0 million loan secured by a self-storage facility. At December 31, 2015, this loan was performing in accordance with its loan terms.

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

Personal guarantees are generally obtained from the principals of commercial real estate and multi-family loan borrowers, although this requirement may be waived in limited circumstances depending upon the loan-to-value ratio and the debt service ratio associated with the loan. We require property and casualty insurance and flood insurance if the property is in a flood zone area. In addition, borrowers are required to obtain title insurance unless the balance of the loan is less than $250,000. In such cases, we will require an ownership and encumbrance report relating to the title of the property.

Commercial and multi-family real estate loans entail greater credit risks compared to one-to-four family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial and multi-family real estate than residential properties.

One-to-four family Residential Real Estate Lending. Prior to the Bank’s conversion from mutual to stock ownership in July 2014, the focus of our lending program historically had been the origination of one-to-four family residential real estate loans. We had retained in our portfolio nearly all of the one-to-four family residential real estate loans that we originated.

We currently do not originate residential mortgage products with the intent to hold in portfolio. Generally, all residential mortgages are originated through our mortgage wholesale/correspondent partner(s). We use the services of an unaffiliated mortgage wholesale and correspondent lender to close and fund one-to-four family residential mortgage loans. These loans are generally underwritten in accordance with secondary market standards and Fannie Mae underwriting guidelines. The loan types that we originate on a wholesale basis are conventional, jumbo, VA, USDA, and FHA. Our lending staff takes loan applications and prepares the materials for submission to a wholesale/correspondent lender for processing, underwriting, and closing. These loans are funded by the wholesale lender. We receive a broker commission from the wholesale lender for each loan that is closed. We primarily work with one mortgage lending company on both a wholesale and correspondent basis and are looking to develop relationships with other mortgage lending companies to expand our mortgage product offering in the future.

At December 31, 2015, our loan portfolio had $68.2 million of loans secured by one-to-four family real estate, representing 20.7% of our total loan portfolio. Our one-to-four family residential real estate loans typically have terms of 15 to 30 years. Our one-to-four family residential real estate loans held in portfolio were generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans”, which can be sold in the secondary market if we chose to do so. We hold both fixed and adjustable-rate mortgage loans. Our adjustable-rate one-to-four family residential real estate loans generally have fixed rates for initial terms of three years, and adjust annually thereafter at a margin. This margin is generally 275 basis points over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year. The maximum amount by which the interest rate may be increased or decreased is generally 2.00% per adjustment period, and the lifetime interest rate cap is generally 6.00% over the initial interest rate of the loan.

We generally limited the loan-to-value ratios of our one-to-four family residential mortgage loans to 80% of the purchase price or appraised value of the property, whichever was less. In addition, we made one-to-four family residential mortgage loans with loan-to-value ratios between 80% and 95% of the purchase price or appraised value of the property, whichever is less, where the borrower obtained private mortgage insurance.

All residential mortgage loans in portfolio include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage, and the loan is not repaid. All borrowers were required to obtain title insurance for the benefit of the Bank. We also required homeowner’s insurance and fire and casualty insurance and, where circumstances warranted, flood insurance on properties securing real estate loans.

Commercial Business Lending. At December 31, 2015, we had $41.4 million of commercial business loans, representing 12.6% of our total loan portfolio. Our business strategy is to increase our originations of commercial business loans. We offer commercial term loans, lines of credit, agricultural production, equipment financing, and revolving lines of credit with a target loan size of $100,000 to $2.0 million to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically adjustable-rate and are generally priced on a floating rate basis utilizing the prime rate. We generally obtain personal guarantees with respect to all commercial business lines of credit.

We typically originate commercial business loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and the underlying assumptions, and the value and marketability of any collateral securing the loan. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial business loans that we originate generally have greater credit risk than one-to-four family residential real estate loans or consumer loans. In addition, commercial business loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.

At December 31, 2015, the average loan balance of our outstanding commercial business loans was $103,000, and the largest outstanding balance was a $2.3 million loan, collateralized by marketable securities. This loan was performing in accordance with its original terms at December 31, 2015.

Construction and Land Lending. At December 31, 2015, $17.6 million, or 5.3% of our total loan portfolio, consisted of construction and land loans. Of these, $10.9 million were for commercial development and land loans and $6.7 million were for residential development. At December 31, 2015, our largest land loan was $1.2 million and our largest construction loan was $1.8 million and both properties were located in our primary market area. Both loans were performing in accordance with their original terms at December 31, 2015.

We offer both fixed-rate and adjustable-rate construction and land loans, although most of these loans have fixed interest rates. The maximum loan-to-value of these loans is 80% of the lesser of the appraised value or the purchase price of the property. The Bank offers a onetime closed Residential Construction to Permanent product with our correspondent lending partners. These loans are processed, underwritten, closed both by our internal bank consumer lending staff and the correspondent lender. This process is done simultaneously to ensure these loans meet both the internal underwriting criteria and the correspondent lenders criteria to ensure these loans are conformable to secondary marketing standards at loan modification after the construction phase is completed. We fund the construction portion of the loan and monitor the draw process to ensure completion of the construction project according to the originally approved specifications. These loans are reported as loans held for sale on the consolidated statement of condition.

At the end of the construction phase when the loan is modified, it is sold to the correspondent lender for a service release premium. We originate both conventional loans up to 85% loan-to-value ratios (“LTV”) and jumbo loans up to 80% LTV, construction loans. Conventional loans are up to the conforming limit of $417,000 and jumbo loans exceed this limitation. The loan pricing on these loans are fixed for a maximum construction period of 12 months. These loans modify to the current market pricing of the correspondent at the time of modification.

Construction and land lending generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction or land loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction and land loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. Land loans pose additional risk because the property generally does not produce income and may be relatively illiquid.

Home Equity Loans. At December 31, 2015, we had $6.6 million of home equity loans, representing 2.0% of our total loan portfolio. Home equity loans consists of either revolving lines of credit, term, or second mortgage loans secured by one-to-four residential real estate. These loans are underwritten based on repayment capacity and source, value of the underlying property, and credit history. Home equity loans are generally considered to have more credit risk than traditional one-to four-family residential loans because the Bank tends to have a subordinate lien position. Our home equity loans are secured by a first or second mortgage on the borrower’s principal residence or their second/vacation home (excluding investment/rental property) at a maximum current loan-to-value of 80%. There are minimum credit score standards, maximum debt to income ratios and credit requirements on each Home equity product that is defined in the Bank’s Lending Policy. All credit decisions for home equity loans are made centrally by the Bank’s consumer lending department.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area. At December 31, 2015, our consumer loan portfolio totaled $2.7 million, or 0.8% of our total loan portfolio, and $444,000 of our consumer loans were unsecured (excluding overdraft accounts).

Consumer loans can have either a variable rate based on index of Wall Street Journal Prime rate or a fixed-rate of interest for a term of up to 10 years, depending on the type of collateral, product and the creditworthiness of the borrower. Our lending policy allows for unsecured, non- real estate secured, and real estate secured loan products that are either installment or open end credit. Our consumer loans may be secured with deposits, automobiles, boats, motorcycles, recreational vehicles or real property. As part of our response to newly effected regulations, our consumer lending process and product suite underwent thorough re-design in the fourth quarter of 2015. The entire consumer lending product suite has not been relaunched for customers as of December 31, 2015. We currently are offering only the Home Equity Lines of Credit and CD secured loans. The remainder of products will be launched throughout the first half of 2016.

Our consumer loan policy sets forth our underwriting guidelines overall for all loan applications and addresses specific guidelines such as acceptable loan amounts, credit score, debt-to-income ratios, loan-to-value ratios, and collateral allowable by product type. The policy guidelines address applications, structuring, stability, credit standards, collateral, consumer compliance, insurance requirements and appraisal requirements. Our consumer loan policy is approved by the Board of Directors quarterly.

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

With the exception of residential mortgage and construction loans originated for sale, we generally hold all of the loans we originate in our portfolio. In December 2014, to enhance our asset quality, management strengthened the balance sheet by selling or listing for sale approximately $5.0 million in loans. Of the $5.0 million, the Bank sold $2.1 million in classified commercial real estate loans in 2014 and the remaining principal balance of $2.9 million (less previous charge offs) was transferred to held for sale at year end 2014 at a net amount of $1.8 million. These loans were subsequently sold in January 2015. We have not purchased any loans outside of loans purchased in the First Federal branch and Community Southern Bank acquisitions. As of December 31, 2015 the Bank had two participation loans sold to other financial institutions totaling $1.8 million.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	At December 31,
	2015			2014			2013			2012
Past Due Days:	30-59	60-89	90 or More	30-59	60-89	90 or More	30-59	60-89	90 or More	30-59	60-89	90 or More
	(In thousands)
Real estate loans:

One-to-four-family residential	$255	$13	$40	$59	$—	$—	$508	$207	$1,266	$1,461	$21	$1,300
Commercial real estate and multi-family	355	—	86	—	—	—	233	—	—	—	—	—
Construction and land	192	—	—	—	—	—	—	—	—	—	—	308
Home equity	11	—	—	—	—	—	221	27	151	337	107	—
Non-Real estate loans:
Commercial business	193	—	—	167	94	72	181	272	601	249	266	936
Consumer	—	—	—	2	—	—	51	2	2	12	—	16

Total loans	$1,006	$13	$126	$228	$94	$72	$1,194	$508	$2,020	$2,059	$394	$2,560

Nonaccrual Loans. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal or interest and is recognized on the cost recovery method or cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. At December 31, 2015, we had $751,000 in nonaccrual loans.

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

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual troubled debt restructurings. During the year, we entered into one troubled debt restructuring, which had a balance of $323,000 at December 31, 2015. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments and demonstrated ability to continue to repay. During the year ended December 31, 2015, one loan with a recorded value of $86,000 that was modified prior to 2014 was not performing in accordance with its modified terms.

Nonperforming Loans. Nonperforming loans decreased to $751,000, or 0.23%, of total loans, at December 31, 2015 from $892,000, or 0.81% of total loans, at December 31, 2014.

Other Real Estate Owned. Other real estate owned includes assets acquired through, or in lieu of, loan foreclosure and are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance are included in operations. At December 31, 2015, we had $32,000 in other real estate owned.

Nonperforming Assets. The following table sets forth the amounts and categories of our nonperforming assets at the dates indicated. We had no accruing loans past due 90 days or more at December 31, 2015, 2014, 2013, or 2012.

	At December 31,
	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four-family residential	$40	$—	$2,154	$2,051
Commercial real estate and multi-family	373	—	—	—
Construction and land	158	—	140	82
Home equity	—	—	—	—
Non-Real estate loans:
Commercial business	—	570	602	867
Consumer	—	—	2	47

Total nonaccrual loans	571	570	2,898	3,047

Nonaccruing troubled debt restructured loans:
Real estate loans:
One-to-four-family residential	—	—	132	—
Commercial real estate and multi-family	180	124	617	1,756
Construction and land	—	—	74	76
Home equity	—	—	—	—
Non-Real estate loans:
Commercial business	—	198	101	188
Consumer	—	—	—	—

Total nonaccruing troubled debt restructured loans	180	322	924	2,020

Total nonperforming loans	751	892	3,822	5,067

Loans Held for Sale	—	1,829	—	—

Other real estate owned:
Real estate :
Residential	—	41	634	—
Commercial	—	—	—	202
Land and construction	32	—	788	788
Home equity	—	—	—	—

Total other real estate owned	32	41	1,422	990

Total nonperforming assets	$783	$2,762	$5,244	$6,057

Total accruing troubled debt restructured loans	$1,355	$3,903	$4,602	$3,722

Total nonperforming loans to total loans	0.23%	0.81%	3.37%	4.34%
Total nonperforming assets to total assets	0.15%	1.20%	2.70%	3.12%

Interest income that would have been recorded for the year ended December 31, 2015 had nonaccruing loans been current according to their original terms amounted to $70,000. Interest income that would have been recorded for the year ended December 31, 2015 had troubled debt restructurings been current according to their original terms, amounted to $10,000. For the year ended December 31, 2015, there was no interest income recognized on nonaccrual loans and $71,000 in interest income recognized on accuring troubled debt restructured loans.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management. At December 31, 2015, we had $3.2 million of loans designated by management as “special mention,” and $5.6 million of loans designated as “substandard.”

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that are both probable and reasonable to estimate. General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

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

The following table sets forth our amounts of classified loans and loans designated as special mention as of December 31, 2015, 2014, 2013 and 2012.

	At December 31,
	2015	2014	2013	2012
		(In thousands)
Classified loans:
Substandard	$5,579	$1,260	$7,768	$13,022
Doubtful	—	—	—	—
Loss	—	—	—	—

Total classified loans	$5,579	$1,260	$7,768	$13,022

Special mention	$3,196	$1,034	$986	$1,776

The increase in classified assets was due to loans acquired in the Community Southern Merger, which comprised $4.8 million of the substandard total. The majority of these loans are performing according to their contractual terms but were classified for reasons related to administrative deficiencies.

During the fourth quarter of 2014, management initiated the sale of selected criticized credits totaling $5.0 million. Of the $5.0 million, the Bank sold $2.1 million in classified commercial real estate loans in 2014 and the remaining principal balance of $2.9 million (less previous charge offs) was transferred to held for sale at year end 2014 at a net amount of $1.8 million. These loans were subsequently sold in January 2015.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to operations.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	Years Ended December 31,
	2015	2014	2013	2012
	(Dollars in thousands)
Allowance at beginning of year	$1,726	$1,718	$2,276	$3,415
Provision for loan losses	—	2,500	—	—
Charge offs:
Real estate loans:
One-to-four-family residential	(1)	(560)	(337)	(355)
Commercial real estate and multi-family	—	(658)	(196)	(573)
Construction and land	—	(144)	(152)	—
Home equity	—	—	—	—
Non-Real estate loans:
Commercial business	(9)	(1,213)	—	(390)
Consumer	(4)	(16)	(2)	(1)

Total charge-offs	(14)	(2,591)	(687)	(1,319)

Recoveries:
Real estate loans:
One-to-four-family residential	1	10	13	14
Commercial real estate and multi-family	130	12	63	36
Construction and land	—	—	14	32
Home equity	—	—	—	—
Non-Real estate loans:
Commercial business	666	68	36	96
Consumer	2	9	3	2

Total recoveries	799	99	129	180

Net charge-offs	785	(2,492)	(558)	(1,139)

Allowance at end of year	$2,511	$1,726	$1,718	$2,276

Allowance to nonperforming loans	334.35%	193.50%	44.95%	44.92%
Allowance to total loans outstanding at the end of the year	0.76%	1.56%	1.52%	1.95%
Net charge-offs to average loans outstanding during the year	0.36%	2.22%	0.50%	0.96%

Accounting for business combination under GAAP acquisition method prohibits “carrying over” valuation allowances, such as the allowance for loan losses. Uncertainties relating to the expected future cash flows is reflected in the fair value measurement of the acquired loans and reflected in the purchase price. The Bank will establish loan loss allowances for the acquired loans in periods after the acquisition, but only for losses incurred on these loans due to credit deterioration after acquisition.

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

	At December 31,
	2015		2014		2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four-family residential	$313	20.72%	$590	47.02%	$680	52.21%	$720	54.60%
Commercial real estate and multi-family	860	58.51%	697	29.56%	699	24.10%	771	24.89%
Construction and land	155	5.34%	122	6.40%	38	5.62%	29	6.17%
Home equity	26	2.01%	—	0.58%	—	0.72%	—	0.84%
Non-Real estate loans:
Commercial business	583	12.59%	308	15.18%	208	15.34%	189	12.19%
Consumer	23	0.83%	9	1.26%	10	2.01%	13	1.31%

Total allocated allowance	1,960	100.00%	1,726	100.00%	1,635	100.00%	1,722	100.00%
Unallocated	551		—		83		554

Total	$2,511		$1,726		$1,718		$2,276

At December 31, 2015, our allowance for loan losses represented 0.76% of total loans and 334.4% of nonperforming loans. The allowance to total loans ratio decreased as a result of the Community Southern Merger. In accordance with current purchase accounting rules under GAAP, the Bank did not carry over the allowance of the acquired bank, but measured uncertainties relating to the expected future cash flows as part of the fair value measurement of the acquired loans and reflected it in the purchase price. The increase in allowance for loan losses to nonperforming assets reflects the Bank’s overall improvement in credit quality. At December 31, 2014, our allowance for loan losses represented 1.56% of total loans and 193.5% of nonperforming loans. At December 31, 2013, our allowance for loan losses represented 1.52% of total loans and 44.95% of nonperforming loans. At December 31, 2012, our allowance for loan losses represented 1.95% of total loans and 44.92% of nonperforming loans. There were $785,000 of net recoveries during the year ended December 31, 2015, and $2.5 million, $558,000 and $1.1 million in net loan charge-offs during the years ended December 31, 2014, 2013 and 2012, respectively. During 2014, management implemented a strategy to strengthen the balance sheet and enhance asset quality. This strategy led to an increase in charge off activity for classified and delinquent loans.

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

Investment Activities

General. Our investment policy is established by the Board of Directors. The objectives of the policy are to: (i) ensure adequate liquidity for loan demand and deposit fluctuations, and to allow us to alter our liquidity position to meet both day-to-day and long-term changes in assets and liabilities; (ii) maintain a balance of high quality investments to minimize risk; (iii) provide collateral for pledging requirements; and (iv) maximize return on our investments within the context of our interest rate risk management policy.

The Asset-Liability management committee (“ALCO”) is responsible for the investment management policy and approval of investment strategies. The ALCO will determine the approved dollar amount required for investment, typically for the forthcoming quarter, and authorize execution of the strategy. The ALCO has delegated the responsibility for administering the policy and implementing investment strategies to the Chief Financial Officer, and any designated investment officers. The investment officers will, under most circumstances, execute the purchase/sell orders, perform settlement operations, manage custody functions, and administer collateral assignments. Investment officers have the additional responsibility of continually monitoring the portfolios of the Company to determine that the assets serve the objectives of the Company as to liquidity, safety and soundness, and profitability.

We account for investment securities in accordance with Accounting Standards Codification Topic 320, “Investments - Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale. At December 31, 2015 all our securities were designated as available for sale. During 2015, management transferred all securities classified as held to maturity to available for sale. The transfer was executed for liquidity and interest rate risk purposes. Certain securities were subsequently sold and a gain of $195,000 was recognized. The Company is precluded from classifying securities as held to maturity until March 2017.

Federally-chartered savings institutions have authority to invest in various types of assets, including U.S. government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain time deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2015, our investment portfolio consisted of U.S government sponsored enterprise mortgage-backed securities, securities and obligations issued by U.S. government agencies, U.S. government-sponsored enterprises or the Federal Home Loan Bank. At December 31, 2015, we owned $1.6 million of Federal Home Loan Bank of Atlanta stock. As a member of Federal Home Loan Bank of Atlanta, we are required to purchase stock in the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank common stock is carried at cost.

The following table sets forth the composition of our investment securities portfolio, at the dates indicated, excluding stock of the Federal Home Loan Bank of Atlanta.

	At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for Sale
Federal Home Loan Bank obligations	$15,074	$15,074	$—	$—	$—	$—
Agency Mortgage-backed securities	37,007	36,863	—	—	—	—
U.S. government sponsored-enterprise and agency obligations	14,037	14,007	—	—	—	—

Total	$66,118	$65,944	$—	$—	$—	$—

Held to Maturity
U.S. Treasury securities	$—	$—	$5,025	$5,030	$7,125	$7,138
Federal Home Loan Bank obligations	—	—	23,269	23,243	18,313	18,217
Agency Mortgage-backed securities	—	—	17,380	17,398	—	—
U.S. government sponsored-enterprise and agency obligations	—	—	29,799	29,798	22,998	22,832

Total	$—	$—	$75,473	$75,469	$48,436	$48,187

The following table sets forth the amortized cost and estimated fair value of securities of issuers as of December 31, 2015, that exceeded 10% of our total equity as of that date.

	At December 31, 2015
	Amortized Cost	Estimated Fair Value
	(In thousands)
Federal Home Loan Bank obligations	$15,074	$15,074
Agency Mortgage-backed securities	$37,007	$36,863

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2015, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our securities at December 31, 2015, were taxable securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Federa Home Loan Bank obligations	$8,050	0.61%	$7,024	1.13%	$—	—%	$—	—%	$15,074	$15,074	0.85%
Agency Mortgage- backed securities	—	—%	—	—%	14,003	2.37%	23,004	2.22%	37,007	36,863	2.28%
U.S. government sponsored enterprise and agency obligations	2,019	2.00%	12,018	0.99%	—	—%	—	—%	14,037	14,007	1.14%

Total	$10,069	0.00%	$19,042	0.00%	$14,003	2.16%	$23,004	0.00%	$66,118	$65,944	1.60%

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

Deposits. Our deposits are generated primarily from residents and businesses within our primary market area. We offer a selection of deposit accounts, including noninterest-bearing demand accounts, interest-bearing demand accounts, money market accounts, savings accounts and time deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2015, our core deposits, which are deposits other than time deposits, were $288.1 million, representing 72.2% of total deposits. Brokered deposits, including reciprocal deposits, totaled $19.4 million, or 4.9% of total deposits.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis by the ALCO committee. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to generate deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.

The following table sets forth the distribution of total deposits by account type for the years indicated.

	For the Year Ended December 31,
	2015			2014			2013
	Average Balance	Percent	Average Rate	Average Balance	Percent	Average Rate	Average Balance	Percent	Average Rate

	(Dollars in thousands)
Non interest-bearing demand	$57,243	21.13%	—%	$41,889	23.83%	—%	$27,447	16.37%	—%
Interest-bearing demand	45,492	16.80	0.09	30,659	17.44	0.05	30,123	17.96	0.05
Money market	67,818	25.04	0.38	36,776	20.92	0.18	38,867	23.18	0.19
Savings	28,810	10.63	0.12	25,977	14.78	0.10	25,493	15.20	0.10
Time Deposits	71,498	26.40	0.47	40,459	23.03	0.47	45,758	27.29	0.57

Total	$270,861	100.00%	0.25%	$175,760	100.00%	0.17%	$167,688	100.00%	0.22%

As of December 31, 2015, the aggregate amount of all our time deposits in amounts greater than or equal to $100,000 was approximately $71.5 million. The following table sets forth the maturity of these deposits as of December 31, 2015.

December 31, 2015
(In thousands)
Maturity Period:
Three months or less	$28,811
Over three through six months	18,612
Over six through twelve months	13,486
Over twelve months	10,568

Total	$71,477

Borrowings. We obtain advances from the Federal Home Loan Bank of Atlanta upon the security of our capital stock in the Federal Home Loan Bank of Atlanta and certain of our loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. As of December 31, 2015 we had $27.5 million outstanding in FHLB advances all maturing in the first quarter of 2016. At December 31, 2015, based on available collateral and our ownership of FHLB stock, we had total borrowing capacity of $88.3 million less $27.5 million of outstanding borrowings for available borrowing capacity of $60.8 million at the Federal Home Loan Bank. We also have lines of credit at three financial institutions that would allow us to borrow up to $25.5 million at December 31, 2015. Other than as required by federal regulations to test our borrowing capabilities, we did not utilize any lines of credit during the years ended December 31, 2015 and 2014.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at and for the periods shown:

	At or For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at end of year	$27,500	$—	$—
Average balance during year	$13,905	$—	$—
Maximum outstanding at any month end	$27,500	$—	$—
Weighted average interest rate at end of year	0.33%	—%	—%
Weighted average interest rate during year	0.53%	—%	—%

Subsidiary Activities

Sunshine Bank is the wholly-owned subsidiary of Sunshine Bancorp. Sunshine Bancorp has no other subsidiaries.

Employees

As of December 31, 2015 we had 128 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Sunshine Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets are still examined for compliance by their applicable bank regulators. The legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

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

Capital Requirements. Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions such as Sunshine Bank, that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

Federal savings banks must also meet a statutory “tangible capital” standard of 1.5% of total adjusted assets. Tangible capital is generally defined as Tier 1 capital less intangible assets other than certain mortgage servicing rights.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

At December 31, 2015, Sunshine Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2015, Sunshine Bank had one non-conforming borrower relationship, due to loans acquired in the Merger to the same borrower. A portion of the loans to this borrower were subsequently participated in January 2016 to bring all loans in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Sunshine Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Sunshine Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business. A federal savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to enforcement action for a violation of law. At December 31, 2015, Sunshine Bank satisfied the QTL requirements.

Capital Distributions. In June 2015, Sunshine Bank applied for and received approval for an $18.8 million capital distribution to Sunshine Bancorp which was used to facilitate the acquisition of Community Southern Holdings, Inc. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A federal savings bank must file an application for approval of a capital distribution if:

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

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings bank also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, Sunshine Bank’s ability to pay dividends will be limited if Sunshine Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Sunshine Bancorp to pay dividends to its stockholders. See “—Capital Requirements.”

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

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized (at least 5% leverage capital, 8% Tier 1 risk-based capital, 10% total risk-based capital, and 6.5% common equity Tier 1 ratios and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued under certain statutes and regulations, to maintain a specific capital level for any capital measure);

•	adequately capitalized (at least 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital and 4.5% common equity Tier 1 ratios);

•	undercapitalized (less than 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital or 4.5% common equity Tier 1 ratios);

•	significantly undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital, 6% total risk-based capital or 3% common equity Tier 1 ratios); and

•	critically undercapitalized (less than 2% tangible capital to total assets).

The new rule that strengthened regulatory capital requirements adjusted the prompt corrective actions categories to incorporate the new standards, as reflected above.

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

At December 31, 2015, Sunshine Bank met the criteria for being considered “well capitalized.”

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized FICO assessment was equal to 0.60 of a basis point of total assets less tangible capital.

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

Federal Home Loan Bank System. Sunshine Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Sunshine Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2015, Sunshine Bank was in compliance with this requirement. While Sunshine Bank’s ability to borrow from the Federal Home Loan Bank of Atlanta provides an additional source of liquidity.

Other Regulations

Interest and other charges collected or contracted for by Sunshine Bank are subject to state usury laws and federal laws concerning interest rates. Sunshine Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to-four family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. In addition, on October 3, 2015, the new TILA-RESPA Integrated Disclosure (TRID) rules for mortgage closings took effect for new loan applications. These new loan forms may have the effect of lengthening the time it takes to approve mortgage loans in the short term following implementation of the rule. Sunshine Bank is evaluating recent regulations and proposals, and devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.

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

Permissible Activities. Under present law, the business activities of Sunshine Bancorp are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met (including electing such status), or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. As of December 31, 2015, Sunshine Bancorp, Inc. has not elected financial holding company status.

Federal law prohibits a savings and loan holding company, including Sunshine Bancorp, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

However, legislation was enacted in December 2014 which required the Federal Reserve Board to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to (i) extend its applicability to savings and loan holding companies and (ii) raise the threshold for the exemption from $500 million to $1 billion in consolidated assets. Regulations doing so were effective May 15, 2015. Consequently, both bank and savings and loan holding companies with under $1 billion in consolidated assets are exempt from the consolidated regulatory capital requirements unless the Federal Reserve Board determines otherwise on a case by case basis.

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

Dividends. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings bank becomes undercapitalized. The policy statement also states that a savings and loan holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Sunshine Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

The registration under the Securities Act of 1933 of shares of common stock issued in the conversion does not cover the resale of those shares. Shares of common stock purchased by persons who are not our affiliates may be resold without registration. Shares purchased by our affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2015, Sunshine Bancorp had approximately $224,000 in alternative minimum tax credit carryforwards.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2015, Sunshine Bancorp has net operating loss carryforwards of approximately $10.5 million available to offset future taxable income.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any unused loss remaining after the five year carryover period is not deductible. At December 31, 2015, Sunshine Bancorp had no capital loss carryover.

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

Investing in our securities involves certain risks. The following risk factors, as well as other information contained in this report, including our Consolidated Financial Statements and related notes should be carefully considered. The following factors affect our business, the industry in which we operate and our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or which we consider immaterial as of the date hereof may also have an adverse effect on our business. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected, the market price of our common stock could decline and you could lose all or part of your investment in our securities.

Risks Related to Our Business

We may be unable to successfully implement our new business strategy and as a result, our financial condition and results of operations may be negatively affected.

Our future success will depend upon management’s ability to successfully implement our new business strategy, which includes increasing the yields we earn on our loan portfolio by growing our commercial real estate and commercial business lending with an emphasis on originating loans to small businesses. We will no longer retain in our portfolio new residential real estate loans, which has been our historical focus. Instead we will use the services of unaffiliated mortgage banking companies to underwrite and fund one- to four-family residential mortgage loans in order to continue to provide this loan product to our customers. We will take and process loan applications for one- to four-family residential real estate loans for a fee, but allow the mortgage banking company to underwrite and close such loans.

Given their larger balances and the complexity of the underlying collateral, commercial real estate and commercial business loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. Additionally, future success in the commercial banking area will depend on management’s ability to attract and retain highly skilled and motivated loan originators. Sunshine Bank competes with many institutions that have greater financial resources to attract these qualified individuals. Failure to recruit and retain adequate talent would limit our ability to compete successfully and would adversely affect our business and profitability.

Our future success in generating fee income by preparing one- to four-family residential loan applications for underwriting and origination by an unaffiliated mortgage banking company will depend on the successful implementation of our present contractual agreement with a mortgage banking company and our ability to expand this program in the future by using the services of multiple mortgage banking companies. In the event the mortgage banking company terminates our present contractual agreement, the terms and conditions to the agreement significantly change, we are required to repurchase mortgages because of fraud, or the mortgage banking company becomes bankrupt or insolvent, the Company’s noninterest fee income generated from these activities may be adversely affected.

We believe we have the management resources and internal systems in place to successfully implement our business strategy. However, it will take time to fully implement our business strategy and achieve the intended results of our strategy. During the period we are implementing our business strategy, our results of operations may be negatively impacted. In addition, even if our strategy is fully implemented, it may not produce positive results.

Our commercial real estate, multi-family and commercial business loans generally carry greater credit risk than loans secured by owner occupied one- to four-family real estate, and these risks will increase if we succeed in our plan to increase these types of loans.

At December 31, 2015, $234.0 million, or 71.1%, of our loan portfolio consisted of commercial real estate, multi-family and commercial business loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate, multi-family and commercial business loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. These loans also have greater credit risk than one- to four-family residential real estate loans for the following reasons:

•	commercial real estate and multi-family loans – repayment is generally dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

•	commercial business loans – repayment is generally dependent upon the successful operation of the borrower’s business.

If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral becomes significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses, which would in turn adversely affect our operating results and financial condition.

Furthermore, a key component of our strategy is to continue to increase our origination of commercial real estate and commercial business loans to diversify our loan portfolio and increase our returns or yields on our loan portfolio, which will significantly increase our exposure to the risks inherent in these types of loans.

We have a high concentration of loans in a small geographic market area, which makes our business highly susceptible to downturns in the local economies and depressed banking markets, which could be detrimental to our financial condition.

Unlike larger financial institutions that are more geographically diversified, we are a community banking franchise concentrated in Central Florida. As of December 31, 2015, almost all of the loans in our loan portfolio were made to borrowers who live and/or conduct business in Central Florida and almost all of our loans were secured by real estate or other assets located in that market area. Deterioration in local economic conditions in the real estate market could have a material adverse effect on the quality of our portfolio by eroding the loan-to-value ratio of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, the value of the collateral securing loans and our financial condition, results of operations and future prospects. In addition, if the population or income growth in the region is slower than projected, income levels, deposits and real estate development could be adversely affected and could result in the curtailment of our expansion, growth and profitability. If any of these developments were to result in losses that materially and adversely affected the Bank’s capital, we might be subject to regulatory restrictions on operations and growth and required to raise additional capital.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2015, $68.2 million, or 20.7%, of our total loan portfolio was secured by one- to four-family real estate. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Florida housing market between 2008 and 2011 reduced the value of the real estate collateral securing these types of loans. While the Florida housing market has improved in recent years, certain of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers may have little or no equity because of the previous decline in home values in our market areas. As a result, we have increased risk that we could incur losses if borrowers default on their loans because we may be unable to recover all or part of the defaulted loans by selling the real estate collateral. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. For these reasons, we may experience higher rates of delinquencies, defaults and losses on our residential mortgage loans.

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduced demand for our products and services, which could have an adverse effect on our results of operations.

Nationally, economic growth has been slow and uneven. Recovery by many businesses has been impaired by lower consumer spending. A return to deteriorating economic conditions or negative developments in the domestic and international credit markets could significantly affect our customers’ operations, the value of our loans and investments, and the demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

Future changes in interest rates could reduce our profits and asset values.

Net income is the amount by which net interest income and noninterest income exceeds noninterest expense and the provision for loan losses and income taxes. Net interest income makes up a majority of our income and is the difference between:

•	interest income we earn on interest-earning assets, such as loans and securities; and

•	interest expense we pay on interest-bearing liabilities, such as deposits.

We are vulnerable to changes in interest rates, including the shape of the yield curve, because of a mismatch between the terms to maturity and repricing of our assets and liabilities. For the years ended December 31, 2014 and 2015, our net interest margin was 2.94% and 3.53%, respectively. Changes in interest rates also can affect: (i) our ability to originate loans; (ii) the value of our interest-earning assets; (iii) our ability to obtain and retain deposits; and (iv) the ability of our borrowers to repay their loans, particularly adjustable rate loans.

Historically low interest rates may adversely affect our net interest income and profitability.

In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels compared to those that existed prior to 2008. As of December 30, 2015, 72.2% of our deposit balances do not have stated maturities. Our non-maturity deposits and time deposits may reprice or mature more quickly than our interest-earning assets. Our ability to lower our interest expense on deposits may be limited at these current low interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board may continue to maintain low interest rates. Accordingly, our net interest income (the difference between interest income we earn on our assets and the interest expense we pay on our liabilities) may continue to decrease, which will have an adverse effect on our profitability.

Our financial performance will be negatively impacted if we are unable to execute our growth strategy and manage our growth.

Our current growth strategy is to grow organically and through select acquisitions. Our ability to grow organically depends primarily on generating loans and deposits of acceptable risk and expense, and we may not be successful in continuing this organic growth. Our ability to identify and consummate appropriate acquisitions, depends upon prevailing economic conditions, availability of sufficient capital, our ability to recruit and retain qualified personnel, competitive factors and changes in banking laws, among other factors. Sustaining our growth will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. If we grow too quickly and are unable to control costs and maintain asset quality, such growth, whether organic or through select acquisitions, could materially and adversely affect our financial condition and results of operations.

We may make future acquisitions, which may be restricted by applicable regulation, difficult to integrate, divert management resources, result in unanticipated costs, or dilute our stockholders.

Part of our business strategy is to make acquisitions of, or investments in, companies that complement our current position or offer growth opportunities. Federal and Florida state banking laws restrict the activities that the Company and the Bank may lawfully conduct, whether directly or indirectly through acquisitions, subsidiaries and certain interests in other companies. These laws also affect the ability to effect a change of control of the Company or another savings and loan holding company. Our acquisitions may be subject to regulatory approval. We may not receive regulatory approval for future acquisitions or, if received, such regulatory approval may not be timely. Changes in the number or scope of permissible activities under applicable law could have an adverse effect on our ability to implement our business strategy.

Furthermore, future acquisitions could pose numerous risks to our operations, including:

•	we may have difficulty integrating the purchased operations;

•	we may incur substantial unanticipated integration costs;

•	assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;

•	acquisitions could result in the loss of key employees, particularly those of the acquired operations;

•	we may have difficulty retaining or developing the acquired businesses’ customers;

•	acquisitions could adversely affect our existing business relationships with customers;

•	we may be unable to effectively compete in the markets serviced by the acquired bank;

•	we may fail to realize the potential cost savings or other financial benefits and/or the strategic benefits of the acquisitions; and

•	we may incur liabilities from the acquired businesses and we may not be successful in seeking indemnification for such liabilities or claims.

In connection with these acquisitions or investments, we could incur debt, amortization expenses related to intangible assets or large and immediate write-offs, assume liabilities, or issue stock that would dilute our current stockholders’ percentage of ownership. We may not be able to complete acquisitions or integrate the operations, products or personnel gained through any such acquisition without a material adverse effect on our business, financial condition and results of operations.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

Lending is inherently risky and we are exposed to the risk that our borrowers may default on their obligations. A borrower’s default on its obligations may result in lost principal and interest income and increased operating expenses as a result of the allocation of management’s time and resources to the collection and work-out of the loan. In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, we may have to charge-off the loan in whole or in part. In such situations, we may acquire real estate or other assets, if any, that secure the loan through foreclosure or other similar available remedies, and the amount owed under the defaulted loan may exceed the value of the assets acquired.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and, based on their judgments and information available to them at the time of their review, may require us to increase our allowance for loan losses or recognize further loan charge-offs. An increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may reduce our net income and our capital, which may have a material adverse effect on our financial condition and results of operations.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2015, our nonperforming assets, which consist of non-performing loans and other real estate owned, were approximately $783,000, or 0.15% of total assets. Our nonperforming assets adversely affect our net income in various ways:

•	we record interest income only on the cash basis or cost-recovery method for non-accrual loans and we do not record interest income for other real estate owned;

•	we must provide for probable loan losses through a current period charge to the provision for loan losses;

•	noninterest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values;

•	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees; and

•	the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

Our small size makes it more difficult for us to compete.

Our small asset size makes it more difficult to compete with other financial institutions which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. In addition, our smaller customer base makes it difficult to generate meaningful noninterest income. Finally, as a smaller institution, we are disproportionately affected by the ongoing increased costs of compliance with banking and other regulations.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that may benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market area. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.

The financial services industry could become even more competitive as a result of new legislative, regulatory and technological changes and continued industry consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than we can as well as better pricing for those products and services.

We have more limited resources than many of our competitors to invest in technology.

Our industry is experiencing rapid technological change. These new technologies are often designed to provide better customer service as well as cost reduction. Our future success depends, in part, on our ability to address the needs of our customers by using technology to enhance customer convenience while operating more efficiently. Many of our competitors have substantially greater resources to invest in technological improvements. If we are unable to effectively implement new technological developments on pace with our competitors, our competitive position may be harmed.

The occurrence of fraudulent activity, breaches of our information security or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our clients’ information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation.

Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyberattacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in the past year, several large corporations, including retail companies, have suffered major data breaches, where in some cases, exposing sensitive financial and other personal information of their clients and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with the Bank.

Information pertaining to us and our clients is maintained, and transactions are executed, on our networks and systems, those of our clients and certain of our third party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients’ confidence. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, the inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business, and/or our ability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or exposure to civil litigation or possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition and results of operations could be adversely affected.

We may be adversely affected by disruptions to our network and computer systems or to those of our service providers as a result of denial-of-service or other cyber-attacks.

We may experience disruptions or failures in our computer systems and network infrastructure or in those of our service providers as a result of coordinated denial-of-service or other cyber-attacks in the future. Due to the increasing sophistication of such attacks, we may not be able to prevent denial-of-service or other cyber-attacks that could compromise our normal business operations, compromise the normal business operations of our clients, or result in the unauthorized use of clients’ confidential and proprietary information. The occurrence of any failure, interruption or security breach of network and computer systems resulting from denial-of-service or other cyber-attacks could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could adversely affect our business, results of operations and financial condition.

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We depend upon the services of the members of our senior management team to implement our business strategy and execute our operations. Accordingly, our success and future growth depend upon the continued success of our management team, in particular our Chief Executive Officer, Andrew Samuel, and other key employees. Members of our senior management team and lending personnel who have expertise and key business relationships in our markets could be difficult to replace. The loss of these persons or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete.

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing or interpreting accounting standards, including the Financial Accounting Standards Board and the Securities and Exchange Commission, periodically change the financial accounting and reporting guidance that governs the preparation of our consolidated financial statements. These changes may be hard to predict and may materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank and our reputation is one of the most valuable assets of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and operating results may be materially adversely affected.

We face reputation and business risks due to our interactions with business partners, service providers and other third parties.

We rely on third parties in a variety of ways, including to provide key components of our business infrastructure or to further our business objectives. These third parties may provide services to us and our clients or serve as partners in business activities. We rely on these third parties to fulfill our obligations, to accurately inform us of relevant information and to conduct our activities professionally and in a manner that reflects positively on us. Any failure of these business partners, service providers or other third parties to meet their commitments to us or to perform in accordance with our expectations could result in operational issues, increased expenditures, and damage to our reputation or loss of clients, which could harm our business and operations, financial performance, strategic growth and reputation.

In recent years regulators have increased scrutiny of financial institutions’ relationships with third parties. If our activities, policies, procedures and systems are deemed deficient or inappropriate, or those of third parties with whom we have a relationship are deemed deficient or inappropriate, we could be subject to liability, including fines and regulatory actions, which may include restrictions on our permitted activities.

In particular, we receive core systems processing, essential web hosting and other Internet systems, deposit processing, wire processing and other processing services from third-party service providers. If these third-party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, results of operations and financial condition could be adversely affected, perhaps materially. Even if we were able to replace them, it may be at higher cost to us, which could adversely affect our business, results of operations and financial condition.

Our business and results of operations could be adversely affected by hurricanes or other adverse weather events, terrorist activities or by international hostilities.

Neither the occurrence nor the potential impact of natural disasters, terrorist activities and international hostilities can be predicted. Our market area is susceptible to natural disasters, such as hurricanes, tropical storms, other severe weather events and related flooding and wind damage. These natural disasters could negatively impact regional economic conditions, disrupt operations, cause a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us, damage our banking facilities and offices, result in a decline in local loan demand and our loan originations and negatively impact our growth strategy. We could also suffer adverse consequences to the extent that natural disasters, terrorist activities or international hostilities affect the financial markets or the economy in general or in a particular region. We cannot predict whether or to what extent future natural disasters, terrorist activities or international hostilities will affect our operations or the economies in our current or future market areas. Our business or results of operations may be adversely affected by these and other negative effects of natural disasters.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to us. We require sufficient liquidity to meet our expected financial obligations, as well as unexpected requirements stemming from client activity and market changes.

The Company manages liquidity using several liquidity key risk indicators measured at the Bank. The key risk indicators include, but are not limited to, the loan to deposit ratio, the ratio of brokered deposits to total deposits, and the ratio of Federal Home Loan Bank borrowings to total assets. As of December 31, 2015, these ratios were 82.4%, 4.9%, and 5.4%, respectively. As of December 31, 2015, Sunshine Bank had outstanding advances with the Federal Home Loan Bank of Atlanta (“FHLB”) of $27.5 million. The FHLB advance is secured by a blanket lien on loans with a remaining credit availability of approximately $60.8 million, collateralized by residential and commercial real estate loans.

An inability to maintain or raise funds through these sources could have a substantial negative effect on us. Access to funding sources in amounts adequate to finance our activities, or on attractive terms, could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include an increase in costs of capital in financial capital markets, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, or a decrease in depositor or investor confidence. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe volatility or disruption of financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any failure to manage our liquidity effectively could have a material adverse effect on its financial condition.

We are subject to environmental liability risk associated with our lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations of enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, payment processors, and other institutional clients, which may result in payment or delivery obligations to us or to our clients due to products arranged by us. Many of these transactions expose us to credit, market and execution risk as a result of possible counterparty or client default. In addition, the Bank is exposed to market risk when the collateral it holds cannot be realized or is liquidated at prices not sufficient to recover the full amount of the secured obligation. There is no assurance that any such losses would not materially and adversely affect our business, results of operations and financial condition.

Our internal control systems could fail to detect certain events.

We are subject to operational risks, including, but not limited to, data processing system failures and errors and client or employee fraud. We maintain a system of internal controls designed to mitigate against such occurrences and maintain insurance coverage for such risks. However, should such an event occur that is not prevented or detected by our internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse effect on our business, results of operations and financial condition.

Risks Related to Our Regulatory Environment

Financial reform legislation will result in new laws and regulations that are expected to increase our cost of operations.

The Dodd-Frank Act has changed the bank regulatory framework. For example, it has created an independent Consumer Financial Protection Bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, established more stringent capital standards for banks and bank holding companies and gives the Federal Reserve Board exclusive authority to regulate savings and loan holding companies. The legislation has also resulted in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Sunshine Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Banks and savings institutions with $10.0 billion or less in assets will continue to be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings and loan associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and in the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans.

The full impact of the Dodd-Frank Act on our business will not be known until all of the regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. For example, the Consumer Financial Protection Bureau has the power to adopt new regulations to protect consumers and exercise control over existing consumer protection regulations adopted by federal banking regulators. The Volcker Rule, a component of the Dodd-Frank Act, generally prohibits the Company from engaging in proprietary trading and having ownership interests in, or acting as sponsors to, certain hedge funds and private equity funds, activities that, in prior regulatory regimes, might have generated higher returns on capital. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and divert management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

We recently became subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In 2013, the OCC adopted final rules to update the regulatory risk-based capital rules applicable to the Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule applies to all depository institutions, and top-tier bank holding companies and savings and loan holding companies with total consolidated assets of $1billion or more.

The final rule includes minimum risk-based capital and leverage ratios, which became effective for the Bank on January 1, 2015, and refined the definition of what constitutes “capital” for purposes of calculating these ratios. The minimum capital requirements under the “Basel III” regulatory capital reforms are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for the Bank could, among other things, result in lower returns on equity, require raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, including changing the prices we offer to customers, and/or increase our holdings of liquid assets, which liquid assets typically have low yields.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision, and examination by the Federal Reserve Board, the OCC and, to a lesser extent, the Federal Deposit Insurance Corporation. Such regulators govern the activities in which we may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a financial institution, the classification of assets by a financial institution, and the adequacy of a financial institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation could have a material impact on us and our operations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. Laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

Banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we become subject as a result of such examinations could materially and adversely affect us.

Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations. Accommodating such examinations may require management to reallocate resources, which would otherwise be used in the day-to-day operation of other aspects of our business. If, as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, allowance for loan losses, asset quality, earnings prospects, management, liquidity or other aspects of our operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us, our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, we could be materially and adversely affected.

Florida financial institutions face a higher risk of noncompliance and enforcement actions with respect to the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Like all U.S. financial institutions, we are subject to monitoring requirements under federal law, including anti-money laundering, or AML, and Bank Secrecy Act, or BSA, matters. Since September 11, 2001, banking regulators have intensified their focus on AML and BSA compliance requirements, particularly the AML provisions of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. There is also increased scrutiny of compliance with the rules enforced by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC. Moreover, we operate in areas designated as High Intensity Financial Crime Areas and High Intensity Drug Trafficking Areas. Since 2004, federal banking regulators and examiners have been extremely aggressive in their supervision and examination of financial institutions located in the State of Florida with respect to institutions’ BSA and AML compliance. Consequently, a number of formal enforcement actions have been issued against Florida financial institutions. Although we have adopted policies, procedures and controls to comply with the BSA and other AML statutes and regulations, this aggressive supervision and examination and increased likelihood of enforcement actions may increase our operating costs, which could negatively affect our results of operation and reputation.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, Consumer Financial Protection Bureau and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act, or CRA, and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief and imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

Risks Related to our Common Stock

Certain provisions of our articles of incorporation and bylaws, and state and federal law could prevent or impede the ability of stockholders to obtain representation on our board of directors, and may discourage hostile acquisitions of control of the Company, which could negatively affect our stock value.

Certain provisions in our articles of incorporation and bylaws may discourage attempts to acquire the Company, pursue a proxy contest for control of the Company, assume control of the Company by a holder of a large block of common stock, or remove the Company’s management, all of which stockholders might think are in their best interests. These provisions include:

•	restrictive requirements regarding eligibility for service on the board of directors, age requirements, a prohibition on service by persons who are or have been the subject of certain legal or regulatory proceedings, a prohibition on service by persons who are party to agreements that may affect their voting discretion, and a prohibition on service by nominees or representatives (as defined in applicable Federal Reserve Board regulations) of another person who would not be eligible for service or of an entity the partners or controlling persons of which would not be eligible for service;

•	the election of directors to staggered terms of three years;

•	provisions requiring advance notice of stockholder proposals and director nominations;

•	a limitation on voting rights of persons who directly or indirectly beneficially own more than 10% of the outstanding shares of common stock;

•	a prohibition on cumulative voting;

•	a requirement that the calling of a special meeting by stockholders requires the request of a majority of all votes entitled to be cast at the special meeting;

•	a requirement that directors may only be removed for cause and by a majority of the votes entitled to be cast;

•	the ability of the board of directors to fill vacancies on the board;

•	the board of directors’ ability to cause the Company to issue preferred stock;

•	the ability of the board of directors to amend and repeal the bylaws and the required stockholder vote to amend or repeal the bylaws;

•	the ability of the board of directors to consider a variety of factors in evaluating offers to purchase or acquire the Company; and

•	the requirement of the vote of 80% of the votes entitled to be cast in order to amend certain provisions of the articles of incorporation, including those set forth above.

Federal regulations prohibit for three years following the completion of a mutual-to-stock conversion, the offer to acquire or the acquisition of more than 10% of any class of equity security of the Bank or the Holding Company without prior regulatory approval. In addition, the business corporation law of Maryland, the state where the Company is incorporated, provides for certain restrictions on acquisition of the Company.

A significant percentage of our common stock is held or controlled by our directors and executive officers and benefit plans.

Our board of directors and executive officers collectively own approximately 7.5% and our employee stock ownership plan (“ESOP”) owns approximately 6.4% of the outstanding shares of our common stock. The ownership by executive officers, directors and our ESOP could result in actions being taken that are not in accordance with other stockholders’ wishes, and could prevent any action requiring a supermajority vote under our articles of incorporation and bylaws (including the amendment of certain protective provisions of our articles and bylaws discussed immediately above).

We have the ability to incur debt and pledge our assets, including our stock in the Bank, to secure that debt.

We have the ability to incur debt and pledge our assets to secure that debt. Absent special and unusual circumstances, a holder of indebtedness for borrowed money has rights that are superior to those of holders of common stock. For example, interest must be paid to the lender before dividends can be paid to the stockholders, and loans must be paid off before any assets can be distributed to stockholders if we were to liquidate. Furthermore, we would have to make principal and interest payments on our indebtedness, which could reduce our profitability or result in net losses on a consolidated basis even if the Bank were profitable.

We are an emerging growth company within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as modified by the JOBS Act. We are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure about our executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a non-binding advisory vote on executive compensation. In addition, we will not be subject to certain requirements of Section 404 of the Sarbanes Oxley Act, including the additional level of review of our internal control over financial reporting that may occur when outside auditors attest to our internal control over financial reporting. As a result, our stockholders may not have access to certain information they may deem important.

We could remain an emerging growth company for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. Taking advantage of any of these exemptions may adversely affect the value and trading price of our common stock.

We have elected to delay the adoption of new and revised accounting pronouncements, which means that our financial statements may not be comparable to those of other public companies.

As an “emerging growth company,” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

The following table sets forth information regarding our offices. We believe that our current facilities are adequate to meet our present and foreseeable needs. We routinely evaluate all of our properties for ongoing use and for opportunities to upgrade facilities and locations and may do so in the future.

Current Offices	Leased or Owned	Year Acquired or Leased
Main Office - Full Service Branch Office Executive Office & Administrative Headquarters	Owned	1959
102 West Baker Street
Plant City, FL 33563

Brandon - Full Service Branch Office	Owned	1962
420 West Brandon Boulevard
Brandon, FL 33511

Zephyrhills - Full Service Branch Office	Owned	2010
36450 Eiland Boulevard
Zephyrhills, FL 33541

Bartow - Full Service Branch Office	Owned	2015
101 West Main Street
Bartow, FL 33830

Walden Woods - Full Service Branch Office	Owned	1985
2400 James L. Redman Parkway
Plant City, FL 33566

Riverview - Full Service Branch Office	Owned	1972
7459 US Highway 301 South
Riverview, FL 33578

Lakeland - Full Service Branch Office	Owned	2015
3340 South Florida Avenue
Lakeland, FL 33803

Winter Haven - Full Service Branch Office	Owned	2015
6900 Cypress Gardens Boulevard
Winter Haven, FL 33884

Bradenton - Full Service Branch Office	Owned	2015
6004 26th Street West
Bradenton, FL 34207

Sarasota - Full Service Branch Office	Owned	2015
8307 Lockwood Ridge Road
Sarasota, FL 34243

Orlando - Full Service Branch Office	Leased	2015
111 North Magnolia Avenue, Suite 100
Orlando, FL 32801

Tampa - Full Service Branch Office	Leased	2015
500 East Kennedy Boulevard, Suite 101
Tampa, FL 33602

ITEM 3.	Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2015, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosure.

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sunshine Bancorp’s common stock is traded on the NASDAQ Capital Market under the symbol “SBCP.” The approximate number of holders of record of Sunshine Bancorp’s common stock as of March 18, 2016 was 246. Certain shares of Sunshine Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. Sunshine Bancorp completed its initial public offering on July 14, 2014, and its stock commenced trading on July 15, 2014.

	High	Low	Dividends
2015
Quarter ended March 31, 2015	$12.60	$11.82	—
Quarter ended June 30, 2015	$15.04	$12.15	—
Quarter ended September 30, 2015	$15.35	$13.75	—
Quarter ended December 31, 2015	$15.25	$13.65	—

2014
Quarter ended September 30, 2014	$12.73	$10.00	—
Quarter ended December 31, 2014	$12.70	$11.21	—

Sunshine Bancorp has not declared dividends on its common stock. Dividend payments by Sunshine Bancorp are dependent in part on dividends it receives from Sunshine Bank because Sunshine Bancorp has no source of income other than dividends from Sunshine Bank, earnings from the investment of proceeds from the sales of shares of common stock retained by Sunshine Bancorp and interest payments with respect to Sunshine Bancorp’s loan to the Employee Stock Ownership Plan. For more information on restrictions on dividend payments, please see “Item 1 Business—Federal Banking Regulation—Capital Distributions and Holding Company Regulation—Dividends.”

Sunshine Bancorp did not repurchase any shares in 2015.

The following table provides information about options outstanding, pursuant to the Sunshine Bancorp, Inc. 2015 Equity Incentive Plan approved by stockholders on August 26, 2015.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Stockholders	372,760	$13.96	50,440
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A

Total	372,760	$13.96	50,440

On December 4, 2015, the Company completed a private placement pursuant to certain Purchase Agreements with certain accredited investors. Pursuant to the Purchase Agreements, the investors purchased an aggregate of 875,000 shares of the Company’s Common Stock at a price of $13.92 per share, as part of a private placement. The gross proceeds to the Company from the private placement were $12.2 million, which the Company intends to use for general corporate purposes. The Company’s offering was exempt from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of such Act and Regulation D Rule 506, as a transaction by an issuer not involving a public offering. Raymond James & Associates, Inc. served as sole placement agent for the private placement and received a fee of $700,350 out of the proceeds.

ITEM 6.	Selected Financial Data

The following tables set forth selected historical financial and other data of Sunshine Bancorp (and prior to July 14, 2014, Sunshine Bank) at or for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. The information at and for the years ended December 31, 2015 and 2014 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto beginning at page F-1 of Exhibit 13 to this Annual Report on Form 10-K. The information at and for the years ended December 31, 2013, 2012 and 2011 is derived in part from audited financial statements that are not included in this Annual Report on Form 10-K.

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Financial Condition Data:
Total assets	$507,265	$229,820	$194,439	$194,047	$198,243
Cash and cash equivalents	59,344	20,479	11,054	12,301	24,223
Securities held to maturity	—	75,473	48,436	44,701	25,331
Securities held to Available for Sale	65,944	—	—	—	—
Loans receivable, net	326,266	108,666	111,263	114,038	125,772
Federal Home Loan Bank stock, at cost	1,597	180	237	302	365
Cash surrender value of bank-owned life insurance	12,122	7,259	4,089	3,967	3,841
Other real estate owned	32	41	1,422	990	2,434
Deposits	399,111	163,924	164,919	164,222	168,372
FHLB Advances	27,500	—	—	—	—
Other Borrowings	1,427	—	—	—	—
Stockholders’ equity	71,394	61,626	26,552	26,411	26,448

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Operating Data:
Interest income	$11,846	$6,278	$6,095	$6,605	$7,845
Interest expense	751	298	374	560	996

Net interest income	11,095	5,980	5,721	6,045	6,849
Provision for loan losses	—	2,500	—	—	153

Net interest income after provision for loan losses	11,095	3,480	5,721	6,045	6,696
Noninterest income	1,629	756	930	897	1,126
Noninterest expenses	17,276	8,287	6,405	7,001	6,931

(Loss) Income before income taxes	(4,552)	(4,051)	246	(59)	891
Income tax (benefit) expense	(2,321)	(1,590)	105	(22)	345

Net (loss) income	$(2,231)	$(2,461)	$141	$(37)	$546

Dividends on preferred shares	14	—	—	—	—

Net Income Available for Common Stockholders	$(2,245)	$(2,461)	$141	$(37)	$546

Basic and Diluted loss per share	$(0.56)	N/A	N/A	N/A	N/A

Weighted Average shares outstanding	3,993,961	N/A	N/A	N/A	N/A

	For the Years Ended December 31,
	2015	2014 *	2013	2012	2011
Performance Ratios:
Return (loss) on average assets	(0.63%)	(1.11%)	0.07%	(0.02%)	0.27%
Return (loss) on average equity	(3.50%)	(5.88%)	0.53%	(0.14%)	2.09%
Interest rate spread (1)	3.44%	2.87%	3.08%	3.58%	3.69%
Net interest margin (2)	3.53%	2.94%	3.15%	3.63%	3.79%
Noninterest expense to average assets	4.87%	3.74%	3.25%	3.58%	3.41%
Efficiency ratio (3)	135.77%	123.03%	96.30%	100.85%	86.91%
Average interest-earning assets to average interest-bearing liabilities	137.43%	151.76%	129.71%	116.53%	118.93%
Average equity to average assets	17.96%	18.93%	13.42%	13.54%	12.88%

Capital Ratios(4):
Total capital to risk-weighted assets	13.13%	33.82%	25.26%	25.55%	25.01%
Tier 1 capital to risk-weighted assets	12.44%	32.57%	24.00%	24.28%	23.74%
Common Equity Tier 1 capital to risk-weighted assets	12.44%	N/A	N/A	N/A	N/A
Tier 1 capital to average assets	9.76%	16.99%	13.14%	13.09%	13.03%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	0.76%	1.56%	1.52%	1.95%	2.64%
Allowance for loan losses as a percentage of nonperforming loans	334.35%	193.50%	44.95%	44.92%	153.41%
Net charge-offs to average outstanding loans during the year	(0.36%)	2.22%	0.50%	0.96%	0.64%
Nonperforming loans as a percentage of total loans	0.23%	0.81%	3.37%	4.34%	1.72%
Total nonperforming assets as a percentage of total assets	0.15%	1.20%	2.70%	3.12%	2.35%

Other:
Number of offices	12	5	5	5	5
Number of full-time equivalent employees	128	74	61	60	65

(*)	Represents the year Sunshine Bancorp, Inc. was incorporated.
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Represents Sunshine Bank capital ratios.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Sunshine Bank provides financial services to individuals and businesses from our main office in Plant City, Florida and our eleven additional full-service banking offices located in Brandon, Riverview, Zephyrhills, Bradenton, Sarasota, Lakeland, Winter Haven, Bartow, Tampa, Orlando, and Plant City, Florida. Our primary market area includes Hillsborough, Polk, Manatee, Pasco, and Orange County, Florida. Our principal business has historically consisted of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one-to-four family residential real estate loans, commercial real estate loans, commercial and industrial business loans, and to a lesser extent, multifamily real estate, land and construction and consumer loans. Beginning in the fourth quarter of 2013, we changed our business strategy to focus on increasing our originations of commercial real estate and commercial and industrial business loans and to discontinue originating new fixed rate one-to-four family residential real estate loans for retention in our portfolio. We also invest in securities, which consist primarily of U.S. Treasury securities, U.S government sponsored enterprise mortgage-backed securities, U.S. government agency securities and securities and obligations of U.S. government-sponsored enterprises and the Federal Home Loan Bank. We offer a variety of deposit accounts to consumers and small businesses, including savings accounts, interest bearing and noninterest bearing checking accounts, money market accounts and certificate of deposit accounts.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of fees and service charges on deposit accounts, gains on sales of assets (securities and other real estate owned), mortgage broker fees, income from bank-owned life insurance, and other income. We expect our noninterest income to increase in future periods as a result of our strategy of using a third party to originate and close one-to-four family residential real estate loans and receiving a commission from the third party for processing such loans. Noninterest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data and item processing, professional fees, advertising and promotion, stationery and supplies, deposit and general insurance, merger and acquisition related expenses, and other expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

The Bank is a financial services institution focused on positively impacting the consumers, businesses, and non-profits throughout central Florida by creating financial success for our customers. Our competitive advantage is our ability to attract and retain employees, who are passionate about providing uncompromising service with a sense of warmth, integrity, friendliness, and company spirit. The Bank has made considerable progress in 2015 in its transition from its roots as a residential mortgage lender to a full service commercial bank. The Company’s strategic plan calls for continued growth from organic loan and deposit generation, de novo branches, and acquisitions that meet our strategic criteria. Our experienced management teams has a proven track record of maximizing franchise creation, growth, and value. Our bankers have a long standing knowledge of the local marketplace and deep relationships in the communities that we serve. We believe that these combined elements are critical to creating a dominate Florida banking franchise. Our core business strategies are discussed below.

Increase our focus on commercial lending. We have adjusted our business strategy to focus on increasing our originations of commercial loans. On October 14, 2014, the Board of Directors appointed Andrew S. Samuel, President and Chief Executive Officer. The hiring of Mr. Samuel, who was formerly President and Chief Executive Officer of Susquehanna Bank, was part of the Board’s long-term strategy to continue to transform Sunshine Bank from a traditional thrift lender into a full service community bank with an increased focus on commercial lending. Following Mr. Samuel’s appointment, the Board of Directors reconstituted the senior management of Sunshine Bank by adding bankers who have many years of experience in commercial lending. In addition, our acquisition of Community Southern Bank, a Florida commercial bank, significantly increased the amount of commercial real estate and commercial business loans on our balance sheet. We focus our commercial lending on small businesses located in our market area, and we target owner-occupied businesses such as professional service providers and local farmers.

Increase our noninterest income by closing one-to-four family residential real estate loans through unaffiliated mortgage banking companies. Our strategy to no longer portfolio new long-term fixed rate residential real estate loan originations, but to use the services of unaffiliated mortgage banking companies, we believe will increase our noninterest income in future periods while not exposing us to the increased interest rate risk associated with holding long-term fixed rate loans in our portfolio. These loans are underwritten in accordance with secondary market standards and pursuant to guidelines established by the mortgage banking companies. Our lending staff takes the loan applications and prepares the material for submission to a mortgage banking company for underwriting, final processing and closing. We receive a commission from the mortgage banking company for each loan that it closes. We may in the future look to develop relationships with other correspondent banks and originate for sale residential real estate loans.

Expand our banking franchise as opportunities arise through acquisitions of other financial institutions. On June 30, 2015, the Company acquired 100% of the outstanding common shares of Community Southern Holdings, Inc. for $30.3 million in cash. Community Southern Holdings, Inc. was merged into the Company and Community Southern Bank was merged into the Bank. The Company acquired $250.4 million in assets and assumed $214.4 million in liabilities and stockholders’ equity. The Company acquired these assets and liabilities to expand its market presence to Polk and Orange Counties, Florida and continue the Bank’s transformation into a full service community bank.

On November 13, 2015, the Bank purchased two branch offices from First Federal Bank of Florida. The branch offices are located in Bradenton and Sarasota, Florida. The purchase added $47.0 million in deposits and $7.9 million in loans to the Bank. The Bank also purchased the real estate property and some selected fixed assets associated with the branches. The Company acquired these assets and liabilities to expand its market presence to Manatee and Sarasota Counties, Florida. These acquisitions increased our branch network to ten full service offices.

In February 2016, the Bank opened two new full service offices in downtown Tampa and downtown Orlando, bringing the total number of branches to twelve. We anticipate these two offices will allow the Bank to capitalize upon the additional opportunities associated with being located the center of two of Florida’s largest metropolitan markets. We intend to continue to evaluate expansion opportunities though the acquisition of community banks generally between $200 million and $500 million in assets and /or branch acquisitions, located in Central Florida along interstates I-4 and I-75 contiguous to our current market areas.

Continue to attract low-cost deposits. We offer noninterest bearing, interest bearing, savings and money market accounts, which generally are lower cost sources of funds than time deposits. These deposits are generally less sensitive to withdrawals when interest rates fluctuate, and provide us the opportunity to generate deposit-related fee income. At December 31, 2015, approximately 72.2% of our deposits were core deposits. We intend to increase these low cost deposits by implementing marketing and promotional programs, adding competitive commercial banking products and fee generating services, and broadening banking relationships with lending customers.

Recent Developments

Acquisition of First Federal Bank of Florida Branches. On November 13, 2015, the Bank completed the acquisition of two branch offices from First Federal Bank of Florida in Manatee County, which consisted of $47.0 million in deposits and $7.9 million in loans. Sunshine Bank also agreed to purchase the real estate property and some selected fixed assets associated with the branches.

Appointment of Chief Financial Officer. On October 2, 2015, the Company announced the appointment of John D. Finley as Executive Vice President and Chief Financial Officer of the Company effective October 5, 2015. Finley is responsible for overseeing the Company’s Finance, strategic financial planning, investment management, asset liability and interest-rate, risk management, human resources, and operations departments.

Completion of Private Placement. On December 2, 2015, the Company entered into Purchase Agreements (the “Purchase Agreements”) with certain accredited investors relating to a private placement (the “Private Placement”) of 875,000 shares of our common stock at a price of $13.92 per share. The closing of the Private Placement occurred on December 4, 2015. The Private Placement resulted in net proceeds to the Company of approximately $11.4 million after placement agent fees and other expenses associated with the transaction. The proceeds from the Private Placement will be used for general corporate purposes.

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

Allowance for loan losses. The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged to operations. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

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

Uncertain tax positions are recognized if it is more likely than not that the tax position will be realized or sustained upon examination including resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. As of December 31, 2015 management is not aware of any uncertain tax positions that would have a material effect on our financial statements.

Sunshine Bancorp recognizes interest and penalties on income taxes as a component of income taxes.

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

Total Assets. Total assets increased $277.4 million, or 120.7%, to $507.3 million at December 31, 2015 from $229.8 million at December 31, 2014. The increase was primarily the result of the merger with Community Southern Holdings, Inc. The Company completed the Merger on June 30, 2015 adding approximately $250.4 million in total assets consisting of, $44.4 million in securities available for sale, $171.5 million in total loans, and $34.5 million in all other assets. Following completion of the Merger, the Company liquidated the securities portfolio acquired from Community Southern Bank and used the proceeds to pay off higher rate borrowings assumed in the Merger. Management’s strategic transformation of the balance sheet from a traditional thrift to a full service commercial bank included an increase of $46.1 million or 42.4% growth in organic loans outstanding. The strategic transformation consisted mainly of a redeployment of short term investments and securities into higher yielding commercial and commercial real estate loans.

Cash and Cash Equivalents. Total cash and cash equivalents increased by $38.9 million, or 189.8%, to $59.3 million at December 31, 2015 from $20.5 million at December 31, 2014. The increase was the net result of increases in cash received from the Merger and branch acquisitions, from securities sales and maturities, and borrowings; partially offset by cash paid to stockholders of Community Southern Holdings, Inc. and cash used for increases in loan originations, strategic investments in infrastructure, sales platforms, and new products.

Investment Securities. Investment securities decreased $9.5 million, or 12.6%, to $65.9 million at December 31, 2015 from $75.5 million at December 31, 2014. The decrease was primarily due to approximately $14.5 million in maturities and calls and the sale of approximately $16.0 million in securities, resulting in a $195,000 gain during the first half of 2015. During the same period, management transferred all securities classified as held to maturity to available for sale at an estimated fair market value of $69.7 million. The transfer was performed to enhance the interest rate risk position of the Bank and to provide liquidity for future loan growth. The sales were initiated as part of the strategic plan to redeploy excess proceeds from the July 2014 offering, which were initially invested in lower yielding securities, into the higher yielding loan portfolio. The fourth quarter of 2015, included securities purchases of approximately $22.5 million as the Bank invested a portion of its excess funds into mortgage back securities. The expected average life of the investment portfolio as of December 31, 2015 was 2.7 years, assuming no changes in the current interest rate environment.

Loans Held for Sale. Loans held for sale decreased $1.2 million or 60.7% to $790,000 as of December 31, 2015, from $2.0 million at December 31, 2014. The balance of held for sale loans at the end of 2014 consisted almost entirely of classified loans that were transferred to held for sale and written down to their fair market value in the fourth quarter of 2014. These loans were sold in January 2015. The balance in loans held for sale as of December 31, 2015 represented construction loans that will be sold through correspondent relationships upon modification to permanent loans.

Net Loans. Our primary interest earning asset and source of income is our loan portfolio. Net loans increased $217.6 million, or 200.2%, to $326.3 million at December 31, 2015 from $108.7 million at December 31, 2014. The increase was primarily due to the Community Southern Merger which resulted in a net loan increase of $171.5 million. The acquired loan portfolio consisted of $83.6 million in commercial real estate loans, $34.2 million in commercial loans, $34.0 million in one-to four-family residential loans and $19.7 million in other loans. The Bank also experienced strong organic growth in originated loans of $46.1 million. The growth was mostly comprised of increases in commercial loans and commercial real estate loans, partially offset by a decrease in one-to four-family residential loans.

Premises and equipment, net. Premises and equipment increased $11.5 million, or 190.0%, to $17.6 million at December 31, 2015 from $6.1 million at December 31, 2014. The increase in premises and equipment was comprised of $6.1 million in buildings and equipment acquired from Community Southern Bank, $2.6 million in buildings acquired from First Federal Bank of Florida, and approximately $2.8 million in infrastructure investments needed for the implementation of the Company’s strategic plan. This included software and equipment for new products, new branding of the Bank’s acquisitions, and major renovations to the Company’s Plant City, Headquarters.

Deposits. Deposits increased $235.2 million, or 143.5%, to $399.1 million at December 31, 2015 from $163.9 million at December 31, 2014. The increase was primarily due to the Community Southern Merger and the First Federal branch acquisitions, which resulted in an increase in deposits of $178.9 million and $47.0 million, respectively. The assumed deposits were comprised of core deposits (consisting of noninterest-bearing, NOW, money market and savings accounts) of $190.9 million and noncore deposits (consisting of time deposits) of $82.0 million. The Bank continued its efforts to attract new customers and retain relationships by investing in a modern infrastructure, enhancing its online and mobile banking products, expanding deposit products and services, and introducing a full suite of business banking products. Organic deposit growth during 2015 totaled $9.3 million or 5.7% as compared to 2014.

Borrowings. Borrowings increased to $28.9 million at December 31, 2015 as a result of two short term Federal Home Loan Bank of Atlanta (“FHLB”) advances and $1.4 million in customer repurchase agreement accounts, a product offering acquired in the Merger. The FHLB advances are secured by a blanket asset lien on residential and commercial real estate loans. As of December 31, 2015, the Bank had total unused borrowing capacity of $60.8 million at the FHLB. The other borrowings are secured by securities with a market value of $4.0 million at December 31, 2015.

Stockholder’s Equity. Stockholders’ equity increased $9.8 million, or 15.9%, to $71.4 million at December 31, 2015. The increase included an $11.4 million increase from the net proceeds of the private placement offering, a $591,000 increase from stock based compensation awards, and a $171,000 increase from the release of ESOP shares. These increases were partially offset by the $2.2 million net loss for the year ended December 31, 2015 and $108,000 decrease in accumulated other comprehensive income, mostly from increases in unrealized gains on securities.

Comparison of Operating Results for the Years Ended December 31, 2015 and December 31, 2014

General. Net loss to common stockholders for the year ended December 31, 2015 was $2.2 million compared to a net loss of $2.5 million for the year ended December 31, 2014. The $216,000 decrease in net loss was primarily due to increases in revenue resulting from the Bank’s increased size and growth in higher yielding assets. This improvement was the result of an increase in net interest income of $5.1 million, a decrease in provision for loan losses of $2.5 million, an increase in noninterest income of $873,000 and an increase in income tax benefit of $731,000; partially offset by an increase in noninterest expense of $9.0 million. The increase in noninterest expense was mostly comprised of Merger related expenses, increases in salaries and benefits expense, and expenses related to the investment in expanding the lending, credit, risk, and compliance functions of the Bank, severance costs, and other increases related to infrastructure costs.

Interest Income. Interest income increased $5.6 million, or 88.7%, to $11.8 million for the year ended December 31, 2015 primarily as a result of a $5.5 million increase in interest income on loans. The increase in interest income resulted primarily from an $111.1 million increase in the average balance of our interest-earnings assets to $314.3 million and a 68 basis point increase in the average yield on our interest-earning assets to 3.77% for the year ended December 31, 2015 compared to the prior year. The increase in the average yield and average balance was attributable to management’s focus on growing the higher yielding loan portfolio and the Community Southern Merger, resulting in a shift from low interest yielding investment securities and cash into commercial loans.

Interest income on loans increased $5.5 million, or 101.1%, to $11.0 million for the year ended December 31, 2015 due mainly to the increase in the average balance of loans. Average loans for the year ended December 31, 2015 increased by $107.0 million to $219.3 million from $112.2 million for the year ended December 31, 2014, primarily as a result of the Merger. The average yield on loans increased 17 basis points to 5.00% for the year ended December 31, 2015 from 4.86% for the year ended December 31, 2014, as a result of the increase in commercial loans in the portfolio. During the year ended December 31, 2015, the Bank recognized $151,000 of past due interest due to the payoff of a restructured loan in the first quarter.

Interest income on investment securities decreased $21,000, or 2.98%, to $683,000 for the year ended December 31, 2015 as a result of the $5.3 million decrease in the average balance. The average yield on investment securities increased to 1.16% for the year ended December 31, 2015 from 1.10% for the year ended December 31, 2014.

Interest Expense. Interest expense increased $453,000, or 152.0%, to $751,000 for the year ended December 31, 2015 from $298,000 for the year ended December 31, 2014. The increase can be attributed to the increase in average deposits and the increase in borrowings in 2015. The average balance of interest-bearing deposits increased by $79.7 million during the year ended December 31, 2015 to $213.6 million, due mainly to the increased deposits assumed in the Merger and branch acquisitions. The average cost of deposits increased by 9 basis points to 0.31% for the year December 31, 2015 from 0.22% for the year ended December 31, 2014. The increased cost of deposits was mostly due to slightly higher rates on the assumed deposits of Community Southern Bank. The average balance of borrowings increased $15.1 million for the year ended December 31, 2015. The average rate on borrowings was 0.54% which added 2 basis points to the overall cost of funds.

Net Interest Income. The effect of higher average balances on loans and an increased average yield on loans, securities, and other interest earning assets has increased the Bank’s net interest income for the year ended December 31, 2015 compared to the prior year. Net interest income increased $5.1 million, or 85.5%, to $11.1 million for the year ended December 31, 2015 compared to the prior year. The increase was primarily due to the increase in our net interest rate spread to 3.44% for the year ended December 31, 2015 from 2.87% for the year ended December 31, 2014. Our net interest margin increased to 3.53% for the year ended December 31, 2015 from 2.94% for the year ended December 31, 2014.

Provision for Loan Losses. We recorded no provision for loan losses for the year ended December 31, 2015 compared to a provision of $2.5 million for the year ended December 31, 2014. Net recoveries for the year ended December 31, 2015 were $785,000 compared to net charge-offs of $2.5 million for the year ended December 31, 2014. In June 2014, commercial business loans made to a restaurant operator defaulted resulting in a charge of $625,000. Additional commercial credits were charged off for a total amount of $586,000 due to weak cash flow projections. During 2014, management also implemented a strategy to solidify the balance sheet and enhance asset quality. As a result, management initiated two loan sales for classified loans. A group of classified commercial real estate loans were charged down by $658,000 and sold during the year. Another group of loans consisting of classified one-to four-family real estate and land loans were transferred to loans held for sale at the end of 2014 with charge offs of $674,000, and were subsequently sold in January 2015.

Management considers the allowance for loan losses at December 31, 2015 to be adequate to cover losses inherent in the loan portfolio based on an assessment of the qualitative and quantitative factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Accounting for business combinations under the GAAP acquisition method prohibits “carrying over” valuation allowances, such as the allowance for loan losses. Uncertainties relating to the expected future cash flows was reflected in the fair value measurement of the acquired loans and reflected in the purchase price. The Bank will establish loan loss allowances for the acquired loans in periods after the Merger, but only for losses incurred on these loans due to credit deterioration after the Merger.

Noninterest Income. Noninterest income increased $873,000, or 115.5%, to $1.6 million for the year ended December 31, 2015 from $756,000 for the year ended December 31, 2014. The increase was primarily related to a $195,000 gain on sales of securities, a $177,000 increase in income from bank-owned life insurance, a $171,000 increase in the deposit related fees, and a $224,000 increase in gains on the sales of other real estate owned.

Noninterest Expenses. Noninterest expenses increased $9.0 million, or 108.5%, to $17.3 million for the year ended December 31, 2015 compared to 2014. The increase in noninterest expense was mostly comprised of Merger related expenses, increases in salaries and benefits expense, and expenses related to the investment in expanding the lending, credit, risk, and compliance functions of the Bank, severance costs, and other increases related to infrastructure costs. The increase primarily reflected an increase of $5.1 million in salaries and employee benefits expense. The salaries and employee benefits expense increase year over year was attributable to the addition of key Bank employees since October 2014 and the increased number of employees resulting from the Merger and branch acquisitions. The key employees have been critical to the organic growth during the year as well as preparing and positioning the Company for future organic and strategic growth. Most expense categories grew proportionally with the increased size of the Company. The Company had $1.3 million in merger related expenses associated with the Merger with Community Southern Holdings, Inc. and $171,000 in acquisition related expense associated with the First Federal branch acquisition. The Company also had an increase of $255,000 in professional fees which related to the increased costs of legal and audit reporting as a public company.

Income Taxes (benefit). Income tax benefit was $2.3 million for the year ended December 31, 2015 due to pretax losses of $4.6 million and a change in accounting estimates compared to a tax benefit of $1.6 million for the year ended December 31, 2014. The Company performed a change in accounting estimate for bank-owned life insurance, which resulted in a benefit of approximately $733,000 for the year ended December 31, 2015.

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

	For the Years Ended December 31,
	2015			2014			2013
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans	$219,267	$10,963	5.00%	$112,234	$5,452	4.86%	$111,193	$5,569	5.01%
Securities	58,831	683	1.16	64,148	704	1.10	49,938	408	0.82
Other	36,169	200	0.55	26,775	122	0.46	20,776	118	0.57

Total interest-earning assets	314,267	11,846	3.77	203,157	6,278	3.09	181,907	6,095	3.35
Non-interest-earning assets	40,157			17,840			15,249

Total assets	$354,424			$220,997			$197,156

Interest-bearing liabilities:
Interest-bearing demand and savings accounts	$142,120	$331	0.23	$93,412	$109	0.12	$94,483	$113	0.12
Time deposits	71,498	339	0.47	40,459	189	0.47	45,758	261	0.57

Total interest-bearing deposits	213,618	670	0.31	133,871	298	0.22	140,241	374	0.27
FHLB Advances and other borrowings	15,056	81	0.54	—	—	—	—	—	—

Total interest-bearing liabilities	228,674	751	0.33	133,871	298	0.22	140,241	374	0.27
Non-interest-bearing liabilities	62,089			45,297			30,454

Total liabilities	290,763			179,168			170,695
Stockholders’ equity	63,661			41,829			26,461

Total liabilities and stockholders’ equity	$354,424			$220,997			$197,156

Net interest income		$11,095			$5,980			$5,721
Net interest rate spread (1)			3.44%			2.87%			3.08%
Net interest-earning assets (2)	$85,593			$69,286			$41,666

Net interest margin (3)			3.53%			2.94%			3.15%
Average interest-earning assets to average interest-bearing liabilities	137.43%			151.76%			129.71%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due to Volume	Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Rate	Total Increase (Decrease)
	(In thousands)
Interest-earning assets:
Loans	$5,346	$165	$5,511	$50	$(167)	$(117)
Securities	(72)	51	(21)	156	140	296
Other	49	29	78	(2)	6	4

Total interest-earning assets	$5,323	$245	$5,568	$204	$(21)	$183

Interest-bearing liabilities:
Interest-bearing demand and savings accounts	$76	$146	$222	$(4)	$—	$(4)
Time deposits	147	3	150	(25)	(47)	(72)
FHLB Advances and other borrowings	81	—	81	—	—	—

Total interest-bearing liabilities	304	149	453	(29)	(47)	(76)

Change in net interest income	$5,019	$96	$5,115	$233	$26	$259

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At December 31, 2015, we had the capacity to borrow approximately $88.3 million from the Federal Home Loan Bank of Atlanta. At December 31, 2015, we had outstanding advances of approximately $27.5 million and at December 31, 2014 we had no outstanding advances from the Federal Home Loan Bank of Atlanta. We also have lines of credit at three financial institutions that would allow us to borrow up to $25.5 million at December 31, 2015. No credit lines were drawn upon at December 31, 2015.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the year ended December 31, 2015 was $639,000. During the year ended December 31, 2015, we had an increase in deferred tax asset of $1.5 million and $1.2 million decrease in loans held for sale, mainly from $1.9 million received from the proceeds of sales on loans held for sale at the end of 2014. Net cash provided by investing activities, which consisted primarily of the net assets acquired in the Merger and branch purchase, disbursements for loan originations and the purchase of premises and equipment, offset by principal collections on loans and proceeds from maturing securities, was $29.2 million for the year ended December 31, 2015. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, FHLB advances, proceeds of the private placement, and preferred stock repayment, was $9.1 million for the year ended December 31, 2015. Net cash provided by the year ended December 31, 2014 by operating activities was $2.3 million. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $29.3 million. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and net proceeds from the stock offerings, was $36.4 million for the year ended December 31, 2014.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2015, the Bank exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of 9.76% of adjusted total assets, which is above the required level of 5.00%, common equity tier 1 capital to risk-weighted assets of 12.44%, which is above the required level of 6.50%, tier 1 capital to risk-weighted assets of 12.44%, which is above the required level of 8.00%, and total risk-based capital of 13.13% of risk-weighted assets, which is above the required level of 10.00%. Accordingly, the Bank was categorized as well-capitalized at December 31, 2015. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2015, we had unfunded loan commitments of $68.0 million and stand-by letters of credit of $732,000. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2015 totaled $90.6 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risks

The types of market risk exposures generally faced by us include:

•	equity market price risk;

•	liquidity risk; and

•	interest rate risk.

Due to the nature of our operations, foreign currency and commodity price risk are not significant to us.

Equity Market Price Risk

Equity market price risk is the risk related to market fluctuations of equity prices in the securities markets. Other than investments in the stock of correspondent banks, we do not hold equity securities in our investment portfolio.

Liquidity Risk

Company Liquidity. Our primary sources of liquidity at the parent holding company level are dividends from Sunshine Bank, investment income, proceeds from the sale of investments, and net proceeds from borrowings and capital offerings. During 2015 and 2014, our primary uses of liquidity at the parent holding company level were the payment of dividends on preferred shares, the redemption of $5.7 million of preferred stock issued to the U.S. Treasury as part of its Small Business Lending Fund, the purchase of Community Southern Holdings, Inc. and operating expenses of the parent holding company.

During 2015, Sunshine Bank paid a special dividend to the parent holding company of $18.8 million in connection with the acquisition of Community Southern Holdings, Inc.

During 2015, the Company sold 875,000 common shares to certain investors in a private placement at a price of $13.92 per share. The shares were issued to support the general corporate purposes of the Company.

Management is not aware of any events that are reasonably likely to have a material adverse effect on the parent holding company’s liquidity.

Bank Liquidity. Management believes the sources of liquidity at the Bank are sufficient to support our banking operations.

Sunshine Bank’s primary sources of liquidity are deposit accounts, repurchase agreements, borrowings, and the sale, maturity, or call of investment securities. Sunshine Bank’s primary use of liquidity is the origination of loans; extension of credit; purchase of investment securities; and management of working capital. Deposits represented 93.2% and 100.0% of total bank funding at December 31, 2015 and 2014, respectively. Brokered deposits at December 31, 2015 were $19.4 million, or 4.9% of total deposits. There were no brokered deposits as of December 31, 2014. At December 31, 2015 and 2014, Sunshine Bank had approximately $88.3 million and $37.9 million, respectively, available under a collateralized line of credit with the Federal Home Loan Bank of Atlanta; and $60.8 million and $37.9 million, respectively, of additional borrowing capacity subject to the pledge of additional collateral. At December 31, 2015, we had outstanding advances of approximately $27.5 million and at December 31, 2014 we had no outstanding advances from the Federal Home Loan Bank of Atlanta. As of December 31, 2015 and 2014, we had federal funds purchased lines of credit at three financial institutions that would allow us to borrow up to $25.5 million and $14.7 million, respectively at December 31, 2015 and 2014. No credit lines were drawn upon at December 31, 2015 and 2014.

Sunshine Bank had unrestricted investment securities with a market value of $43.8 million and $73.4 million for the years ended December 31, 2015 and 2014, respectively.

The Board has designated a management Asset and Liability Committee (“ALCO”) to develop strategies, policies, and procedures to identify, measure, monitor, and control liquidity risk pursuant to its liquidity management policy. The liquidity management policy is commensurate with the complexity, risk profile, and scope of operations of Sunshine Bank and reflects its risk appetite, tolerances, key risk indicators, and reporting requirements that are deemed appropriate in order to operate in a safe and sound manner. The liquidity management policy includes Sunshine Bank’s contingency funding plan that assesses liquidity needs that may arise from certain stress events that are bank-specific, as well as the result of external factors.

Interest Rate Risk

We define interest rate risk as the risk to earnings and equity arising from the behavior of interest rates. These behaviors include increases and decreases in interest rates as well as continuation of the current interest rate environment. The Asset Liability & Interest Rate Risk Management Policy (the “ALM Policy”) provides a comprehensive management process for identifying, measuring, monitoring, and managing interest rate risk. The ALM Policy is commensurate with the complexity, risk profile, and scope of operations and reflects the risk appetite, interest rate risk tolerances, and key risk indicators of the Company. The Board has designated the ALCO, through the treasury group, to implement the ALM Policy and to develop strategies to manage interest rate risk.

Our interest rate risk principally consists of reprice, option, basis, and yield curve risk. Reprice risk results from differences in the maturity or repricing characteristics of asset and liability portfolios. Option risk arises from embedded options in the investment and loan portfolios such as investment securities calls and loan prepay options. Option risk also exists since deposit customers may withdraw funds at their discretion in response to general market conditions, competitive alternatives to existing accounts or other factors. The exercise of such options may result in higher costs or lower revenue for the Company. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in narrowing spreads on interest-earning assets and interest-bearing liabilities. Basis risk also exists in administered rate liabilities, such as interest-bearing checking accounts, savings accounts and money market accounts where the price sensitivity of such products may vary relative to general markets rates. Yield curve risk refers to the adverse consequences of nonparallel shifts in the yield curves of various market indices that impact our assets and liabilities.

We use simulation analysis as a primary method to assess earnings at risk and equity at risk due to assumed changes in interest rates. Management uses the results of its various simulation analyses in combination with other data and observations to formulate strategies designed to maintain interest rate risk within risk tolerances.

Earnings at risk is defined as the change in net interest income (excluding provision for loan losses and income tax expense or benefit) due to assumed changes in interest rates. Earnings at risk is generally used to assess interest rate risk over relatively short time horizons. We compute earnings at risk on a monthly basis over one and two-year time horizons.

Equity at risk is defined as the change in the net economic value of assets and liabilities due to changes in interest rates compared to a base net economic value. The discounted present value of all cash flows represents our economic value of equity. Equity at risk is generally considered a measure of the long-term interest rate exposures of the balance sheet at a point in time. We compute equity at risk on a monthly basis.

We conduct scenario analyses across a range of instantaneous, parallel, and sustained interest rate shocks and measure the percent of change in earnings and equity relative to a base case scenario assuming industry-generated forward rate curves. The range of interest rate shocks includes upward and downward movements of rates through 300 basis points in 100 basis point increments, subject to market conditions that may render certain rate shocks impracticable. For example, during the current period of ultra-low interest rates, downward interest rate shocks have been suspended. The ALM Policy defines this series of scenario analysis as Core Scenarios. The size and composition of the balance sheet is held constant for the Core Scenarios. Measures of earnings at risk computed over one-year and two-year time horizons and equity at risk produced from the Core Scenarios are defined as key risk indicators and are compared to risk tolerances established by the ALCO and the Board.

We will conduct scenario analysis across a range of other changes in interest rates including ramped rate changes, non-parallel rate changes, and changes in key interest rates that do not move in tandem for upward and downward interest rate shocks. The specific interest rate scenarios that are analyzed are developed by the treasury group in consultation with the ALCO. We also conduct scenario analyses assuming changes in the size and composition of the balance sheet to support business planning, budgeting, and forecasting.

Simulation analysis involves the use of several assumptions including, but not limited to, the timing of cash flows such as investment security calls, loan prepayment speeds, deposit attrition rates, the interest rate sensitivity of loans and deposits relative to general market rates, and the behavior of interest rates and spreads. Furthermore, equity at risk simulation uses assumptions regarding discount rates that value cash flows. Simulation analysis is highly dependent on model assumptions that may vary from actual outcomes. For example, higher levels of interest rate sensitivity of deposits to upward movements in interest rates may adversely impact net interest income. Additionally, slower prepayment speeds of loans may adversely impact the economic value of equity in a rising interest rate environment. Key simulation assumptions are subject to stress testing to assess the impact of assumption changes on earnings at risk and equity at risk. We will also use back-testing to assess the effectiveness of simulation analysis in identifying, measuring, monitoring, and managing interest rate risk.

From time to time, key model assumptions may be modified to improve the effectiveness of simulation analysis. Management modified certain key assumptions during calendar year 2015 and in the assessment of our interest rate risk profile as of December 31, 2015. The model assumption modifications increased the price sensitivity of certain deposit products and shortened the assumed terminal lives of certain non-maturity deposit products.

The table below summarizes the results of the Core Scenarios for equity at risk and earnings at risk assuming instantaneous, parallel, and sustained upward interest rate shocks of 100, 200, and 300 basis points, which we deem most relevant in the current economic environment, at December 31, 2015. The results for earnings at risk are measured over a one-year time horizon as compared to the base case scenario. Equity at risk and earnings at risk may not produce highly correlated results due to the fundamental nature of the two simulation techniques. Equity at risk measures cash flows over time horizons that capture the interest rate characteristics of assets and liabilities that may change within one year and beyond one year. In contrast, the calculation of earnings at risk is focused on the interest rate characteristics of assets and liabilities that may alter earnings within a one-year time horizon.

The Company uses a variety of strategies to manage interest rate risk including, but not limited to, modifications to the size and composition of various assets and liabilities and modifications to the pricing and structure of the loan and deposit products. As of December 31, 2015, the Company had no derivative financial instruments.

% Change in Net Interest Income			% Change in Economic Value of Equity
	Position	Policy		Position	Policy
Up 100 basis points	(2.3)%	(5.0)%	Up 100 basis points	(2.4)%	(5.0)%
Up 200 basis points	(4.6)%	(7.5)%	Up 200 basis points	(5.4)%	(10.0)%
Up 300 basis points	(7.1)%	(10.0)%	Up 300 basis points	(8.7)%	(15.0)%

ITEM 8.	Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in Exhibit 13 of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice-President Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflects the transactions and disposition of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

(c) Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2016 Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I—Election of Directors” section of the Company’s 2016 Proxy Statement is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2016 Proxy Statement is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2016 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Consolidated Financial Statement Schedules

(a)(1)	Consolidated Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;
(B)	Consolidated Balance Sheets - December 31, 2015 and 2014;
(C)	Consolidated Statements of Operations - years ended December 31, 2015 and 2014;
(D)	Consolidated Statements of Stockholders’ Equity – years ended December 31, 2015 and 2014;
(E)	Consolidated Statements of Cash Flows- years ended December 31, 2015 and 2014; and
(F)	Notes to Consolidated Financial Statements

(a)(2)	Consolidated Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Sunshine Bancorp, Inc. (1)

3.2	Bylaws of Sunshine Bancorp, Inc.(2)

4	Form of Common Stock Certificate of Sunshine Bancorp, Inc. (3)

10.1	Supplemental Executive Retirement Plan for J. Floyd Hall (4)

10.2	Supplemental Executive Retirement Plan for Vickie J. Houllis (5)

10.3	Form of Employment Agreement between Sunshine Bank and Andrew S. Samuel (6)

10.4	Supplemental Executive Retirement Plan for Andrew S. Samuel (7)

10.5	Sunshine Bank Executive Incentive Plan (8)

10.6	Employment Agreement between Sunshine Bank and John D. Finley (9)

10.7	Form of Purchase Agreement, dated December 2, 2015, by and among Sunshine Bancorp, Inc. and the purchasers thereunder (10)

10.8	Sunshine Bancorp, Inc. 2015 Equity Incentive Plan (11)

10.9	Form of Incentive Stock Option Award Agreement (12)

10.10	Form of Non-Qualified Stock Option Award Agreement (13)

10.11	Form of Restricted Stock Award Agreement (14)

10.12	Change in Control Agreement with Jane Tompkins

10.13	Change in Control Agreement with Brent Smith

10.14	Separation and Release Agreement with Vickie J. Houllis (15)

13	Company’s Consolidated Financial Statements

21	Subsidiaries (16)

23.1	Consent of Hacker, Johnson & Smith, PA

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

(1)	Filed as Exhibit 3.1 to the Registration Statement on Form S-3 of Sunshine Bancorp, Inc. (file no. 333-208610) originally filed with the Securities and Exchange Commission on December 18, 2015, as amended, and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to the Current Report on Form 8-K of Sunshine Bancorp, Inc. (file no. 001-36539) originally filed with the Securities and Exchange Commission on February 25, 2016 and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to the Registration Statement on Form S-3 of Sunshine Bancorp, Inc. (file no. 333-208610) originally filed with the Securities and Exchange Commission on December 18, 2015, as amended, and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the Registration Statement on Form S-1 of Sunshine Bancorp, Inc. (file no. 333-191125) originally filed with the Securities and Exchange Commission on September 12, 2013, as amended, and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the Registration Statement on Form S-1 of Sunshine Bancorp, Inc. (file no. 333-191125) originally filed with the Securities and Exchange Commission on September 12, 2013, as amended, and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Sunshine Bancorp, Inc. (file no. 001-36539) originally filed with the Securities and Exchange Commission on October 10, 2014 and incorporated herein by reference.

(7)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Sunshine Bancorp, Inc. (file no. 001-36539) originally filed with the Securities and Exchange Commission on February 3, 2015 and incorporated herein by reference.
(8)	Filed as Exhibit 10.2 to the Current Report on Form 8-K of Sunshine Bancorp, Inc. (file no. 001-36539) originally filed with the Securities and Exchange Commission on February 3, 2015 and incorporated herein by reference.
(9)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Sunshine Bancorp, Inc. (file no. 001-36539) originally filed with the Securities and Exchange Commission on January 28, 2016 and incorporated herein by reference.
(10)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Sunshine Bancorp, Inc. (file no. 001- 36539) originally filed with the Securities and Exchange Commission on December 2, 2015 and incorporated herein by reference.
(11)	Filed as Appendix A to the 2015 Proxy Statement DEF 14A of Sunshine Bancorp, Inc. (file no. 001- 36539) originally filed with the Securities and Exchange Commission on July 15, 2015.
(12)	Filed as Exhibit 10.2 to the Registration Statement on Form S-8 of Sunshine Bancorp, Inc. (file no. 333-207372) originally filed with the Securities and Exchange Commission on October 9, 2015 and incorporated herein by reference.
(13)	Filed as Exhibit 10.3 to the Registration Statement on Form S-8 of Sunshine Bancorp, Inc. (file no. 333-207372) originally filed with the Securities and Exchange Commission on October 9, 2015 and incorporated herein by reference.
(14)	Filed as Exhibit 10.4 to the Registration Statement on Form S-8 of Sunshine Bancorp, Inc. (file no. 333-207372) originally filed with the Securities and Exchange Commission on October 9, 2015 and incorporated herein by reference.
(15)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Sunshine Bancorp, Inc. (file no. 001-36539) originally filed with the Securities and Exchange Commission on October 2, 2015 and incorporated herein by reference.
(16)	Filed as Exhibit 21 to the Registration Statement on Form S-1 of Sunshine Bancorp, Inc (file no. 333-191125) originally filed with the Securities and Exchange Commission on September 12, 2013, amended, and incorporated herein by reference.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunshine Bancorp, Inc.

Date: March 18, 2016	By:	/s/ Andrew S. Samuel
Andrew S. Samuel, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andrew S. Samuel Andrew S. Samuel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2016

/s/ John D. Finley John D. Finley	Executive Vice-President and Chief Financial Officer (Principal Financial Officer)	March 18, 2016

/s/ Joseph Stevens Joseph Stevens	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 18, 2016

/s/ Ray H. Rollyson, Jr. Ray H. Rollyson, Jr.	Chairman of the Board	March 18, 2016

/s/ Joseph E. Newsome Joseph E. Newsome	Director	March 18, 2016

/s/ Kenneth H. Compton Kenneth H. Compton	Director	March 18, 2016

/s/ James Coleman Davis James Coleman Davis	Director	March 18, 2016

/s/ J. Floyd Hall	Director	March 18, 2016
J. Floyd Hall

/s/ Winfred M. Harrell Winfred M. Harrell	Director	March 18, 2016

/s/ W.D. McGinnes, Jr. W.D. McGinnes, Jr.	Director	March 18, 2016

/s/ D. William Morrow D. William Morrow	Director	March 18, 2016

/s/ George Parmer	Director	March 18, 2016
George Parmer

/s/ William E. Pommerening	Director	March 18, 2016
William E. Pommerening

/s/ Marion M. Smith Marion M. Smith	Director	March 18, 2016

/s/ Will Weatherford Will Weatherford	Director	March 18, 2016

EXHIBIT INDEX

10.12	Change in Control Agreement with Jane Tompkins

10.13	Change in Control Agreement with Brent Smith

13	Company’s Consolidated Financial Statements

23.1	Consent of Hacker, Johnson & Smith, PA

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Retained Income; (iv) Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements