Form 10-Q
period 2016-03-31
Sunshine Bancorp, Inc.
filed 2016-05-06
CIK 1599891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016, there were issued and outstanding 5,265,950 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

March 31, 2016 Form 10-Q

SUNSHINE BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands)

	As of March 31, 2016	As of December 31, 2015
	(unaudited)
Assets
Cash and due from banks	$12,490	$13,220
Interest-earning deposits with banks	30,686	16,523
Federal funds sold	18,443	29,601

Cash and cash equivalents	61,619	59,344
Time deposits with banks	3,920	4,410
Securities available for sale	70,005	65,944
Loans held for sale	453	790
Loans, net of allowance for loan losses of $2,532 and $2,511	337,784	326,266
Premises and equipment, net	17,613	17,612
Federal Home Loan Bank stock, at cost	1,306	1,597
Cash surrender value of bank-owned life insurance	12,203	12,122
Deferred income tax asset	6,272	6,426
Goodwill and other intangibles	10,071	10,101
Accrued interest receivable	1,050	1,048
Other real estate owned	32	32
Other assets	739	1,573

Total assets	$523,067	$507,265

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand accounts	$101,490	$89,114
Interest-bearing demand and savings accounts	207,410	198,977
Time deposits	106,300	111,020

Total deposits	415,200	399,111
Other borrowings	21,238	28,927
Subordinated notes	11,000	—
Other liabilities	3,693	7,833

Total liabilities	451,131	435,871
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized; none outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; issued and outstanding of 5,265,950 and 5,259,321 shares	53	53
Additional paid in capital	52,975	52,763
Retained income	22,000	21,846
Unearned employee stock ownership plan (“ESOP”) shares	(3,160)	(3,160)
Accumulated other comprehensive income (loss)	68	(108)

Total stockholders’ equity	71,936	71,394

Total liabilities and stockholders’ equity	$523,067	$507,265

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Interest income:
Loans	$4,055	$1,529
Securities	221	223
Other	78	33

Total interest income	4,354	1,785

Interest Expense:
Deposits	315	67
Borrowed funds	25	—

Total interest expense	340	67

Net interest income	4,014	1,718
Provision for loan losses	—	—

Net interest income after provision for loan losses	4,014	1,718

Noninterest income:
Fees and service charges on deposit accounts	326	128
Mortgage Broker Fees	47	25
Gain on sale of securities	26	142
Income from bank-owned life insurance	95	69
Other	173	45

Total noninterest income	667	409

Noninterest expenses:
Salaries and employee benefits	2,576	1,564
Occupancy and equipment	576	299
Data and item processing services	341	120
Professional fees	171	124
Advertising and promotion	45	38
Stationery and supplies	46	25
FDIC Deposit insurance	102	56
Merger related	—	258
Other	621	262

Total noninterest expenses	4,478	2,746

Income (Loss) before income taxes	203	(619)
Income tax expense (benefit)	49	(266)

Net income (loss)	$154	$(353)

Basic and Diluted earnings (loss) per share	$0.03	$(0.09)

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$154	$(353)

Other comprehensive income:
Change in unrealized gain on securities:
Unrealized gain arising during the period	308	394
Reclassification adjustment for realized gains	(26)	(142)

Net change in unrealized gain	282	252
Deferred income taxes on above change	(106)	(95)

Total other comprehensive income	176	157

Comprehensive income (loss)	$330	$(196)

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

($ In thousands)

Three Months Ended March 31, 2016 and 2015

	Common Stock		Additional Paid In Capital	Retained Income	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	Shares	Amount
Balance, December 31, 2014	4,232,000	$42	$40,766	$24,091	$(3,273)	$—	$61,626
Net loss(unaudited)	—	—	—	(353)	—	—	(353)
Net change in unrealized loss on Securities available for sale, net of taxes(unaudited)	—	—	—	—	—	157	157

Balance, March 31, 2015(unaudited)	4,232,000	$42	$40,766	$23,738	$(3,273)	$157	$61,430

Balance, December 31, 2015	5,259,321	$53	$52,763	$21,846	$(3,160)	$(108)	$71,394
Net Income (unaudited)	—	—	—	154	—	—	154
Issuance of common stock under share-based awards plan, net(unaudited)	6,629	—	—	—	—	—	—
Stock based compensation (unaudited)	—	—	212	—	—	—	212
Net change in unrealized loss on Securities available for sale, net of taxes(unaudited)	—	—	—	—	—	176	176

Balance, March 31, 2016(unaudited)	5,265,950	$53	$52,975	$22,000	$(3,160)	$68	$71,936

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$154	$(353)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	268	160
Provisions for loan losses	—	—
Amortization of premiums and discounts on securities, net	143	85
Gain on sale of loans held for sale	(47)	(16)
Proceeds from the sale of loans held for sale	1,199	1,864
Loans originated as held for sale	(815)	(183)
Amortization of deferred loan fees and costs, net	(12)	(9)
Income from bank—owned life insurance, net	(81)	(58)
Gain on sale of securities available for sale	(26)	(142)
(Increase) decrease in accrued interest receivable	(2)	70
Amortization of other intangible assets	30	—
Increase (decrease) in deferred tax assets	48	(95)
Decrease (increase) in other assets	834	(350)
Stock options and restricted stock compensation expense	212	—
Decrease in other liabilities	(4,140)	(314)

Net cash (used in) provided by operating activities	(2,235)	659

Cash flows from investing activities:
Maturities of time deposits with banks	490	490
Maturities of securities held to maturity	—	5,000
Principle repayment of securities held to maturity	—	800
Proceeds from sale of securities available for sale	4,048	9,943
Purchases of securities available for sale	(15,630)	—
Calls and maturities of securities available for sale	6,000	—
Principle repayment of securities available for sale	1,686	—
Net increase in loans	(11,506)	(10,000)
Purchases of premises and equipment, net	(269)	(837)
Redemption (purchase) of Federal Home Loan Bank stock	291	(31)

Net cash (used in) provided by investing activities	(14,890)	5,365

Cash flows from financing activities:
Net increase in deposits	16,089	18,362
Net decrease in other borrowings	(7,689)	—
Net increase in subordinated notes	11,000	—

Net cash provided by financing activities	19,400	18,362

Increase in cash and cash equivalents	2,275	24,386

Cash and cash equivalents at beginning of period	59,344	20,479

Cash and cash equivalents at end of period	$61,619	$44,865

Supplemental disclosure of cash flow information:
Cash paid during the period for-Interest	$339	$67
Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of taxes	$176	$157
Securities held to maturity transferred to available for sale	$—	$69,665

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

Sunshine Bank is a federal stock savings bank. It was first organized in 1954 as a federal mutual savings and loan association under the name First Federal Savings and Loan Association of Plant City. In 1975, the Bank changed its name to Sunshine State Federal Savings and Loan Association. In 2014, the Bank changed its name to Sunshine Bank. The Bank through its twelve full service banking offices provides a variety of retail community banking services to individuals and businesses primarily in Hillsborough, Polk, Manatee, Sarasota, Pasco, and Orange Counties, Florida.

Our accounting and reporting policies conform to Accounting Principles Generally Accepted in the United States of America (“GAAP”) and general practices within the banking industry and are described in note 1 to the audited consolidated financial statements in our 2015 Annual Report on Form 10-K, as updated by information in this Form 10-Q. These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q, certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2016, and the results of operations for the three month periods ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year or any other period.

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired. Material estimates that are particularly susceptible to significant changes include that allowance for loan loss, the valuation of goodwill and other intangibles, deferred income taxes, and purchase accounting related adjustments.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements in this report have not been audited except for information derived from our audited 2015 financial statements.

Share-based Compensation. The Company expenses the fair value of any stock options or restricted stock granted. The Company recognizes share-based compensation in operations as the awards vest.

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

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Reclassifications. Certain amounts reported in the prior periods, consolidated financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

(2)	Business Combinations

Acquisition of Certain Assets and Liabilities of First Federal Bank of Florida. On November 13, 2015, the Bank, pursuant to a purchase and assumption agreement, assumed the deposits and certain loans from two branch offices of First Federal Bank of Florida. The branch offices are located in Bradenton and Sarasota, Florida. The purchase and assumption added $47.0 million in deposits and $7.9 million in loans. Sunshine Bank also purchased the real estate and selected fixed assets associated with the branches. The Company acquired these assets and liabilities to expand its market presence to Sarasota and Manatee Counties, Florida and to capitalize on the demographically attractive I-75 corridor between Tampa and Sarasota, Fl. The Company incurred approximately $171,000 in acquisition related expenses.

Acquisition of Community Southern Holdings, Inc. On June 30, 2015, the Company acquired 100% of the outstanding common shares of Community Southern Holdings, Inc. for cash of $30.3 million, through an Agreement and Plan of Merger (the “Merger”). Community Southern Holdings, Inc. was merged into the Company and Community Southern Bank was merged into the Bank. The Company acquired $250.4 million in assets and assumed $214.4 million in liabilities and stockholders’ equity and exchanged $5.7 million in preferred stock to the U.S. Treasury as part of its Small Business Lending Fund. The exchanged shares were subsequently redeemed on September 30, 2015 at their par value of $5.7 million. The Company acquired these assets and liabilities to expand its market presence to Polk and Orange Counties, Florida and to strengthen its position along the demographically attractive I-4 corridor. The Company incurred approximately $1.3 million in merger and acquisition related expenses. Management used market quotations to measure the fair value of investment securities and FHLB advances.

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

	Community Southern Holdings, Inc.	First Federal Branch Acquisition	Total
Cash and cash equivalents	$10,183	$38,165	$48,348
Securities available for sale	44,372	—	44,372
Loans	171,476	7,932	179,408
Premises and equipment	6,097	2,630	8,727
Federal Home Loan Bank stock	1,540	—	1,540
Bank owned life insurance	4,585	—	4,585
Deferred tax asset	2,095	—	2,095
Goodwill	8,662	838	9,500
Core deposit intangible	588	67	655
Accrued interest receivable	685	—	685
Other real estate owned	32	—	32
Other assets	82	16	98

Total assets acquired	$250,397	$49,648	$300,045

Deposits	178,912	47,015	225,927
Federal Home Loan Bank advances	31,480	—	31,480
Other borrowings	3,285	—	3,285
Other liabilities	726	3	729
Preferred Stock	5,700	—	5,700

Total liabilities assumed	220,103	47,018	267,121

Net assets acquired	$30,294	$2,630	$32,924

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Securities

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

Securities Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
March 31, 2016:
Federal Home Loan Bank obligations	$7,027	10	—	$7,037
U.S. Government enterprise and agency obligations	12,026	7	(7)	12,026
Agency Mortgage-backed securities	50,844	157	(59)	50,942

Total	$69,897	174	(66)	$70,005

December 31, 2015:
Federal Home Loan Bank obligations	$15,074	6	(6)	$15,074
U.S. Government enterprise and agency obligations	14,037	7	(37)	14,007
Agency Mortgage-backed securities	37,007	—	(144)	36,863

Total	$66,118	13	(187)	$65,944

The amortized cost and fair value of securities at March 31, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayment rights. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately. (in thousands)

	Securities Available for sale
	Amortized Cost	Fair Value
Due in one year or less	$8,038	$8,047
Due from one year to five years	11,015	11,016
Agency Mortgage-backed securities	50,844	50,942

	$69,897	$70,005

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Securities, continued

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less Than Twelve Months		More than Twelve Months
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities Available for sale:
At March 31, 2016
U.S Government enterprise and agency obligations	$(7)	$6,008	$—	$—
Agency Mortgage-backed securities	(59)	10,736	—	—

Totals	$(66)	$16,744	$—	$—

At December 31, 2015:
Federal Home Loan Bank obligations	$(6)	$6,018	$—	$—
U.S Government enterprise and agency obligations	(37)	12,000	—	—
Agency Mortgage-backed securities	(144)	36,863	—	—

Totals	$(187)	$54,881	$—	$—

At March 31, 2016 there were seven securities in a loss position. In considering the credit quality of the issuers, the nature and cause of the unrealized loss, the severity and length of time in an unrealized loss position, and other factors, it is expected that the securities would not be settled at a price less than the par value of the investments. Management determined that the decline in fair value is attributable to fluctuations in interest rates and other market conditions and not a deterioration of the credit quality of the issuers. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The Company pledged securities with a fair market value of approximately $20.5 million at March 31, 2016 and $22.1 million at December 31, 2015 to secure public funds and other borrowings.

Securities available for sale sold are summarized as follows (in thousands):

	2016	2015
Proceeds received from sale	$4,048	$9,943

Gross Gains on sale	$26	$142

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans

The loan portfolio segments and classes are as follows (in thousands):

	At March 31, 2016	At December 31, 2015
Real estate loans:
One-to-four-family residential	$66,715	$68,169
Commercial and multi-family	199,172	192,568
Construction and land	17,710	17,570
Home equity	7,399	6,623

Total real estate loans	290,996	284,930

Commercial loans	47,311	41,417
Consumer loans	2,412	2,726

Total loans	340,719	329,073

Deduct:
Deferred loan fees, net	(403)	(296)
Allowance for loan losses	(2,532)	(2,511)

Loans, net	$337,784	$326,266

The Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk. All loans are underwritten in accordance with policies set forth and approved by the Company’s Board of Directors. The portfolio segments identified by the Company are as follows:

Real Estate Loans. Real estate loans are typically segmented into four classes: one-to-four-family residential, commercial and multi-family, construction and land, and home equity.

One-to-four-family residential real estate loans are underwritten based on the borrower’s repayment capacity and source, value of the underlying property, credit history and stability.

Commercial and multifamily real estate loans are secured by the subject property and are underwritten based on loan to value limits, cash flow coverage and general creditworthiness of the obligors. These loans are generally considered to have more credit risk than traditional one-to-four-family residential loans because these loans tend to involve larger loan balances and their repayment is typically dependent upon the successful operation and management of the underlying real estate.

Construction and Land loans are to finance the construction of owner-occupied and lease properties. These loans are categorized as construction loans during the construction period, later converting to commercial or one-to- four-family residential loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Construction loan funds are disbursed periodically based on the percentage of construction or development completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Construction and land loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sale information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans, Continued

Home equity loans consists of either revolving line of credit, term, or second mortgage loans secured by one-to-four residential real estate. These loans have similar risk characteristics to one-to-four family loans and are secured by a first or second mortgage on the borrower’s principal residence or their second/vacation home (excluding investment/rental property). There are minimum credit score standards, maximum debt to income ratios and credit requirements on each Home equity product. Home equity lines of credit are variable rate based on an index of Wall Street Journal prime rate with a margin.

Commercial Loans. Commercial loans are primarily underwritten on the basis of the borrowers’ ability to service such debt from income. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. As a general practice, the Company takes as collateral a security interest in any equipment, or other chattel, although loans may also be made on an unsecured basis. Collateralized working capital loans typically are secured by short-term assets whereas long-term loans are primarily secured by long-term assets.

Consumer Loans. Consumer loans are extended for various purposes, including purchases of automobiles, recreational vehicles, and boats. The Company also offers lines of credit, personal loans, and deposit account collateralized loans. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to ten years. Risk is mitigated by the fact that the loans are of smaller individual amounts.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Loans	Commercial Loans	Consumer Loans	Unallocated	Total
Three Months Ended March 31, 2016:
Beginning balance	$1,354	$583	$23	$551	$2,511
Provision for loan losses	—	—	—	—	—
Charge—offs	—	(11)	(2)	—	(13)
Recoveries	14	19	1	—	34

Ending balance	$1,368	$591	$22	$551	$2,532

Individually evaluated for impairment:
Recorded investment	$1,493	529	—	—	$2,022

Balance in allowance for loan losses	$37	9	—	—	$46

Collectively evaluated for impairment:
Recorded investment	$288,861	46,782	2,412	—	$338,055

Balance in allowance for loan losses	$1,331	582	22	551	$2,486

Acquired with deteriorated credit quality
Recorded Investment	$642	—	—	—	$642

Balance in allowance for loan losses	$—	—	—	—	$—

Year Ended December 31, 2015:
Beginning balance	$1,409	$308	$9	$—	$1,726
Provision (credit) for loan losses	(185)	(382)	16	551	—
Charge-offs	(1)	(9)	(4)	—	(14)
Recoveries	131	666	2	—	799

Ending balance	$1,354	$583	$23	$551	$2,511

Individually evaluated for impairment:
Recorded investment	$1,527	539	—	—	$2,066

Balance in allowance for loan losses	$39	9	—	—	$48

Collectively evaluated for impairment:
Recorded investment	$282,760	40,820	2,726	—	$326,306

Balance in allowance for loan losses	$1,315	574	23	551	$2,463

Acquired with deteriorated credit quality
Recorded Investment	$643	58	—	—	$701

Balance in allowance for loan losses	$—	—	—	—	$—

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans, Continued

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if they are appropriately classified and whether there is any impairment. All loans are graded upon initial issuance. Further, commercial, multi-family and commercial real estate loans are generally reviewed periodically to determine the appropriate loan grading. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Company will determine the appropriate loan grade.

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

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans, Continued

The following summarizes the loan credit quality (in thousands):

	Real Estate Loans
	One-to	Commercial	Construction
	Four-Family	and	and	Home
	Residential	Multi Family	Land	Equity	Commercial	Consumer	Total
Credit Risk Profile by Internally Assigned Grade:
At March 31, 2016:
Grade:
Pass	$65,025	196,938	16,876	7,030	44,510	2,412	332,791
Special mention	941	748	677	—	70	—	2,436
Substandard	749	1,486	157	369	2,731	—	5,492

Total	$66,715	199,172	17,710	7,399	47,311	2,412	340,719

At December 31, 2015:
Grade:
Pass	$66,271	189,979	16,705	6,241	38,375	2,726	320,297
Special mention	972	1,066	707	382	70	—	3,197
Substandard	926	1,523	158	—	2,972	—	5,579

Total	$68,169	192,568	17,570	6,623	41,417	2,726	329,073

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2016:
Real estate mortgage loans:
One-to-four family residential	$952	248	—	1,200	65,475	40	$66,715
Commercial Real Estate and Multifamily	498	—	—	498	197,928	746	199,172
Construction and Land	55	202	—	257	17,297	156	17,710
Home Equity	—	—	—	—	7,399	—	7,399
Commercial loans	65	96	—	161	47,150	11	47,311
Consumer loans	—	—	—	—	2,401	—	$2,412

Total	$1,570	$546	$—	$2,116	$337,650	$953	$340,719

At December 31, 2015:
Real estate mortgage loans:
One-to-four family residential	$255	13	—	268	67,861	40	$68,169
Commercial Real Estate and Multifamily	355	—	—	355	191,660	553	192,568
Construction and Land	192	—	—	192	17,220	158	17,570
Home Equity	11	—	—	11	6,612	—	6,623
Commercial loans	193	—	—	193	41,224	—	41,417
Consumer loans	—	—	—	—	2,726	—	$2,726

Total	$1,006	$13	$—	$1,019	$327,303	$751	$329,073

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans, Continued

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2016
Real estate mortgage loans:
One-to- four-family residential	$—	$—	$456	$456	$37	$456	$456	$37
Commercial and Multifamily	880	1,831	—	—	—	880	1,831	—
Construction and Land	157	164	—	—	—	157	164	—
Commercial loans	445	476	84	89	9	529	565	9

	$1,482	$2,471	$540	$545	$46	$2,022	$3,016	$46

December 31,2015:
Real estate mortgage loans:
One-to- four-family residential	$—	$—	$460	$460	$39	$460	$460	$39
Commercial and Multifamily	909	1,849	—	—	—	909	1,849	—
Construction and Land	158	164	—	—	—	158	164	—
Commercial loans	452	482	87	92	9	539	574	9

	$1,519	$2,495	$547	$552	$48	$2,066	$3,047	$48

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans, Continued

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the three months ended March 31, 2016:
Real estate mortgage loans:
One-to- four-family residential	$458	$9	$7
Commercial and Multifamily	891	19	26
Construction and Land	157	—	2
Commercial loans	533	12	12

	$2,039	$40	$47

For the year ended December 31, 2015:
Real estate mortgage loans:
One-to- four-family residential	$289	$18	$16
Commercial and Multifamily	1,317	115	135
Construction and Land	119	—	12
Commercial loans	578	28	39

	$2,303	$161	$202

Loans are classified as troubled debt restructurings when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. During the three months ended March 31, 2016 and 2015, the Company had no loans restructured as troubled debt restructurings and the Company had no loans restructured as troubled debt restructurings that subsequently defaulted that had been modified in the previous twelve month period.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans, Continued

At March 31, 2016, the contractually required principle of Purchased Credit Impaired (“PCI”) loans acquired was $896,000. The recorded investment of PCI loans was $642,000. There were no additional losses generated during the three month period ended March 31, 2016 from these loans.

(5)	Other Borrowings

The Company is a member of the Federal Home Loan Bank of Atlanta (“FHLB”). The FHLB requires members to purchase stock in the FHLB based upon their level of borrowings. FHLB stock is non-marketable and is carried at cost. At March 31, 2016 the Company held $1.3 million in FHLB stock.

At March 31, 2016, the Company had a maximum borrowing capacity of approximately $101.4 million with the FHLB. Advances are secured by a blanket lien on loans and the Company’s FHLB stock. Pursuant to the collateral agreement, borrowing availability is determined by the amount of qualifying collateral pledged. As of March 31, 2016 the Company had $86.0 million in loans pledged and total availability of approximately $66.0 million.

As of at March 31, 2016, the Company had the following FHLB advances ($ in thousands).

Maturing in the Year Ending December 31,	Advance Type	Interest Rate	Amount
2016	Fixed Rate	0.42%	$10,000
2016	Fixed Rate	0.44%	$10,000

			$20,000

The Company enters into sweep agreements with customers that sweep funds from deposit accounts into investment accounts. These investment accounts are not federally insured and are treated as borrowings. At March 31, 2016, the outstanding balance of such borrowings totaled $1.2 million. The Company pledged securities with a market value of $4.0 million as collateral for these agreements. There were $1.5 million in sweep agreements at December 31, 2015.

(6)	Subordinated notes

On March 30, 2016, the Company accepted subscriptions for and sold, at 100% of their principal amount, an aggregate of $11.0 million of subordinated notes (the “Notes”), on a private placement basis, to two accredited investors. The investors included a corporation owned and controlled by George Parmer, who is a director of the Company, which purchased $7.0 million in principal amount of the Notes. The Notes bear interest at a fixed interest rate of 5.0% per year. The Notes have a term of five years, and have a maturity date of April 1, 2021. The Notes are redeemable at the option of the Company, in whole or in part, at any time, without penalty or premium, subject to any required regulatory approvals. The Company contributed the proceeds from the Notes to the Bank as equity capital to support the Bank’s continued growth, including ongoing lending activities.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(7)	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At March 31, 2016		At December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$61,619	$61,619	$59,344	59,344
Time deposits with banks (Level 1)	3,920	3,920	4,410	4,410
Securities available for sale (Level 2)	70,005	70,005	65,944	65,944
Loans held for sale (Level 3)	453	462	790	806
Loans (Level 3)	337,784	342,476	326,266	330,801
Federal Home Loan Bank stock (Level 3)	1,306	1,306	1,597	1,597
Accrued interest receivable (Level 3)	1,050	1,050	1,048	1,048
Financial liabilities:
Deposits (Level 3)	415,200	415,084	399,111	399,000
FHLB Advances (Level 3)	20,000	19,996	27,500	27,487
Subordinated Notes	11,000	10,997	—	—
Off-balance-sheet financial instruments (Level 3)	—	—	—	—

Discussion regarding the assumptions used to compute the estimated fair values of instruments can be found in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2016 (“2015 Form 10-K”).

(8)	Fair Value Measurements

Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

March 31, 2016	Fair Value	Level 1	Level 2	Level 3
Federal Home Loan Bank obligations	$7,037	—	7,037	—
U.S. Government enterprise and agency obligations	12,026	—	12,026	—
Mortgage-backed securities	50,942	—	50,942	—

Total	$70,005	—	70,005	—

December 31, 2015	Fair Value	Level 1	Level 2	Level 3
Federal Home Loan Bank obligations	$15,074	—	15,074	—
U.S. Government enterprise and agency obligations	14,007	—	14,007	—
Mortgage-backed securities	36,863	—	36,863	—

Total	$65,944	—	65,944	—

During the three months ended March 31, 2016, no securities were transferred in or out of Levels 1, 2, or 3.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8)	Fair Value Measurements, Continued

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis, excluding purchased credit impaired loans are as follows (in thousands):

	At Period End				Total Losses	Losses Recorded During the Period
	Fair Value	Level 1	Level 2	Level 3
At March 31, 2016:
Commercial and Multifamily	$433	—	—	433	645	—
Commercial	446	—	—	446	72	—

Total	$879	—	—	879	717	—

At December 31, 2015:
Commercial and Multifamily	$450	—	—	450	645	—
Commercial	452	—	—	452	72	—

Total	$902	—	—	902	717	—

Other real estate owned which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

	At Period End				Total Losses	Losses Recorded During the Period
	Fair Value	Level 1	Level 2	Level 3
At March 31, 2016:
Other real estate owned	$32	—	—	32	—	—

At December 31, 2015:
Other real estate owned	$32	—	—	32	—	—

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9)	Employee Stock Ownership Plan (“ESOP”)

The Holding Company has established an ESOP which acquired 8% of the total number of shares of common stock sold during the Company’s initial public offering. A total of 338,560 shares were acquired in exchange for a $3,385,600 indirect note payable from the Employee Stock Ownership Plan Trust to the Holding Company. The note bears interest at a variable rate based on Prime and is payable in thirty annual installments. As of March 31, 2016, 22,571 shares held by the Employee Stock Ownership Plan Trust have been released and allocated to employees.

ESOP shares were as follows ($ in thousands, except per share amounts):

	At March 31, 2016	At December 31, 2015
Allocated shares	22,571	22,571
Unallocated shares	315,989	315,989

Total ESOP shares	338,560	338,560

Fair value of unallocated shares	$4,594	$4,803

(10)	Stock-Based Compensation

On August 26, 2015, stockholders approved the Company’s 2015 Equity Incentive Plan (the “Plan”), which provides for the grant of stock-based awards to officers, employees and directors of the Company. The Plan authorizes the issuance or delivery to participants of up to 592,480 shares of the Company’s common stock pursuant to grants of incentive and non-statutory stock options, restricted stock awards and restricted stock units. Of this number, the maximum number of shares that may be issued pursuant to the exercise of stock options is 423,200 shares, and the maximum number of shares that may be issued as restricted stock awards or restricted stock units is 169,280 shares. The fair value of options is measured on the grant date using the Black-Scholes option-pricing model. The Company’s used the following assumptions to determine the fair value of stock options granted which included the one year Treasury-bill rate to establish a risk free interest rate of 0.32%, expected volatility of 16.7%, and an expected life of seven years.

There were no outstanding stock options or restricted stock grants as of March 31, 2015.

The following tables summarize the outstanding stock options and restricted stock under the 2015 Equity Plan at March 31, 2016:

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	373,760	13.96
Granted	10,000	15.15
Vested	2,000	15.15
Outstanding at March 31, 2016	383,760	13.99
Exercisable at March 31, 2016	76,752	13.99

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	158,724	13.96
Granted	7,000	15.15
Vested	1,050	15.15
Shares withheld for income tax purposes	(371)	15.15
Outstanding at March 31, 2016	165,353	13.99

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(11)	Regulatory Matters

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

These new requirements create a new capital ratio for common equity Tier 1 capital and increase the Tier 1 capital ratio requirements. Under the new capital regulation for the Bank, the minimum capital ratios consist of a common equity tier 1 ratio of 4.5% of risk-weighted assets, a tier 1 capital ratio of 6.0% of risk-weighted assets, a total capital ratio of 8.0% of risk weighted assets, and a leverage ratio of 4.0%.Common equity tier 1 generally comprises of common stock, additional paid in capital, and retained income.

There were changes in the risk weighting of certain assets to better reflect the risk associated with those assets, such as the risk weighting for nonperforming loans and certain high volatility commercial real estate acquisitions, development and construction loans. The changes also include additional limitations on the inclusion of deferred tax asset in capital. The Bank made a one-time election to exclude accumulated other comprehensive income from regulatory capital in order to reduce the impact of market volatility on regulatory capital. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2016, the Banks’ capital conservation buffer was 7.56% exceeding the minimum of 0.625% for 2016.

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at March 31, 2016 and December 31, 2015. As of March 31, 2016, the Bank was well capitalized under all capital ratios.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized
	Amount	%	Amount	%	Amount	%
March 31, 2016
Common Equity Tier 1 to Risk-Weighted Assets	$55,568	14.88%	$16,807	4.50%	$24,276	6.50%
Tier I Capital to Risk-Weighted Assets	55,568	14.88%	22,409	6.00%	29,878	8.00%
Total Capital to Risk-Weighted Assets	58,100	15.56%	29,878	8.00%	37,348	10.00%
Tier I Capital to Total Assets	55,568	11.32%	19,642	4.00%	24,553	5.00%
December 31, 2015
Common Equity Tier 1 to Risk-Weighted Assets	$45,056	12.44%	$16,297	4.50%	$23,540	6.50%
Tier I Capital to Risk-Weighted Assets	45,056	12.44%	21,729	6.00%	28,972	8.00%
Total Capital to Risk-Weighted Assets	47,567	13.13%	28,972	8.00%	36,215	10.00%
Tier I Capital to Total Assets	45,056	9.76%	18,466	4.00%	23,082	5.00%

(12)	Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months ended March 31, 2016 outstanding stock options are considered dilutive securities for the purposes of calculating diluted earnings per share which was computed using the treasury method. The shares purchased by the Employee Stock Ownership Plan are included in the weighted-average shares when they are committed to be released. ($ in thousands, except per share amounts):

	Three months ended March 31, 2016	Three months ended March 31, 2015
Income (Loss)	$154	$(353)

Weighted-Average Shares	4,949,835	3,904,725
Effect of stock options	16,235	—

Weighted-Average Diluted Shares	4,966,070	3,904,725
Basic income per share	$0.03	$(0.09)

Diluted income per share	$0.03	$(0.09)

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2015 in the Annual Report on Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. Certain factors that could cause actual results to differ materially from expected results include, general economic conditions, including our local, state and national real estate markets and employment trends; changes in legislation or regulation; competition from other financial institutions; the accuracy of our estimates of future loan losses; inflation, interest rate, market and monetary fluctuations; acquisitions and integration of acquired businesses; the possible impairment of goodwill associated with our acquisition; expansion of our operations, including branch openings and branch acquisitions, new product offerings and expansion into new markets; the impact of new capital requirements; restrictions or conditions imposed by our regulators on our operations; cybersecurity breaches, including potential business disruptions or financial losses. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

Overview

The Bank is a financial services institution focused on positively impacting the consumers, businesses, and non-profits throughout central Florida by creating financial success for our customers. Our competitive advantage is our ability to attract and retain employees, who are passionate about providing uncompromising service with a sense of warmth, integrity, friendliness, and company spirit. Operations are conducted from the main banking office in Plant City, Florida and eleven additional full service Florida banking offices located in Brandon, Riverview, Lakeland, Zephyrhills, Bartow, Plant City, Bradenton, Sarasota, Winter Haven, and two new offices opened in the first quarter 2016, located in downtown Tampa and downtown Orlando. Our common stock is traded on the NASDAQ Capital Market under the symbol “SBCP.”

Our principal business has consisted of attracting retail and commercial deposits from the general public in our primary market area of Hillsborough, Polk, Manatee, Orange, and Pasco counties, Florida, and investing those deposits, together with funds generated from operations, in commercial real estate loans, commercial business loans and, to a lesser extent, multi-family real estate, land and construction, one-to- four-family and consumer loans. We also invest in securities, which consist primarily of U.S. Treasury securities, U.S government sponsored enterprise (“GSE”) mortgage-backed securities, GSE securities and obligations, U.S. government agency securities, securities issued by the Federal Home Loan Bank, municipal securities, and corporate obligations. We offer a variety of deposit accounts to consumers and small businesses, including savings accounts, NOW accounts, money market accounts, certificate of deposit accounts, other borrowings, and cash management programs.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income currently consists of fees and service charges on deposit accounts, mortgage broker fees, gain on sales of securities, income from bank-owned life insurance and other income. Non-interest expense currently consists of expenses related to salaries and employee benefits, occupancy and equipment, data and item processing, professional fees, advertising and promotion, stationery and supplies, FDIC insurance, merger related expenses, and other expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Recent Developments

On March 30, 2016, the Company accepted subscriptions for and sold, at 100% of their principal amount, an aggregate of $11 million of subordinated notes (the “Notes”), on a private placement basis, to two accredited investors. The investors included a corporation owned and controlled by George Parmer, who is a director of the Company, which purchased $7 million in principal amount of the Notes. The Notes bear interest at a fixed interest rate of 5.0% per year. The Notes have a term of five years, and have a maturity date of April 1, 2021. The Notes are redeemable at the option of the Company, in whole or in part, at any time, without penalty or premium, subject to any required regulatory approvals. The Company contributed the proceeds from the Notes to the Bank as equity capital to support the Bank’s continued growth, including ongoing lending activities.

Critical Accounting Policies

There have been no material changes in our critical accounting policies since the Company filed its Annual Report on Form 10-K for 2015.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total Assets. Total assets increased $15.8 million, or 3.1%, to $523.1 million at March 31, 2016 from $507.3 million at December 31, 2015. The increase was primarily the result of an increase of $11.5 million in loans outstanding and an increase of $4.1 million in securities.

Cash and Cash Equivalents. Total cash and cash equivalents increased by $2.3 million, or 3.8%, to $61.6 million at March 31, 2016 from $59.3 million at December 31, 2015. Cash provided by financing activities totaled $19.4 million, primarily from increases in deposits and borrowings. This was offset by cash used in investing and operations of $14.9 million and $2.2 million, respectively, primarily from increases in loans and securities.

Investment Securities. Investment securities increased $4.1 million, or 6.2%, to $70.0 million at March 31, 2016 from $65.9 million at December 31, 2015. The increase was primarily due to $15.6 million in purchases of agency mortgage backed securities, offset by $7.6 million in maturities, repayments, and calls, and the sale of approximately $4.0 million in agency securities, resulting in a $26,000 gain. All of our investment securities were classified as available for sale at both March 31, 2015 and December 31, 2015.

Net Loans. Our primary interest earning asset and source of income is our loan portfolio. Net loans increased $11.5 million, or 3.5%, to $337.8 million at March 31, 2016 from $326.3 million at December 31, 2015. The growth was comprised of increases of $6.6 million in commercial real estate loans and $5.9 million in commercial loans, partially offset by an $852,000 decrease in all other loans. During the first quarter, the Bank began a strategic emphasis to focus more of its lending activities on the origination of commercial loans. This emphasis stresses the Bank’s effort on relationship banking and targeted asset class diversification within the loan portfolio.

Deposits. Deposits increased $16.1 million, or 4.0%, to $415.2 million at March 31, 2016 from $399.1 million at December 31, 2015. The increase was primarily due to strong seasonal growth in core deposits, consisting of demand, money market and savings accounts of $20.8 million, offset by a $4.7 million decrease in noncore deposits, which consist of time deposits. The decrease in noncore deposits resulted mainly from the Bank allowing large municipal deposits requiring collateralization to run off. The Bank continued its efforts to attract new customers and offer more banking options to existing relationships by opening two new full service offices in Tampa and Orlando during the first quarter of 2016.

Borrowings. Other borrowings, consisting of Federal Home Loan Bank (“FHLB”) advances and customer repurchase sweep agreements, decreased $7.7 million to $21.2 million at March 31, 2016, compared to $28.9 million at December 31, 2015. The Bank’s strong liquidity allowed for the repayment of a $7.5 million FHLB advance during the first quarter of 2016. The remaining $20.0 million in FHLB advances are secured by a blanket asset lien on loans with maximum borrowing capacity of approximately $101.4 million at March 31, 2016, collateralized by residential and commercial real estate loans. The customer repurchase sweep agreements are secured by securities with a market value of $4.0 million at March 31, 2016.

Subordinated notes (the “Notes”) were $11.0 million at March 31, 2016. There were no subordinated notes outstanding at December 31, 2015. The Notes were issued on March 30, 2016, to two accredited investors. The investors included a corporation owned and controlled by George Parmer, who is a director of the Company, which purchased $7.0 million in principal amount of the Notes. The Notes bear interest at a fixed interest rate of 5.0% per year. The Notes have a maturity date of April 1, 2021. The Notes are redeemable at the option of the Company, in whole or in part, at any time, without penalty or premium, subject to any required regulatory approvals. The Company contributed the proceeds from the Notes to the Bank as equity capital to support the Bank’s continued growth, including ongoing lending activities.

Stockholders’ Equity. Stockholders’ equity increased $542,000, or 0.8%, to $71.9 million at March 31, 2016, as a result of net income of $154,000 for the three months ended March 31, 2016, $212,000 in additional paid in capital from stock-based compensations and $176,000 in other comprehensive income mainly from increases in unrealized gains on securities.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2016 and 2015. All average balances are daily average balances based upon amortized costs. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
Interest-earning assets:
Loans	$331,144	$4,055	4.90%	$111,268	$1,529	5.50%
Securities	65,312	221	1.35	71,274	223	1.25
Other(2)	44,602	78	0.70	29,752	33	0.44

Total interest-earning assets	441,058	4,354	3.95	212,294	1,785	3.36

Non-interest-earning assets	62,094			22,325

Total assets	$503,152			$234,619

Interest-bearing liabilities:
Interest-bearing demand and savings accounts	$205,339	$159	0.31%	$96,845	$28	0.12%
Time deposits	106,321	156	0.59	36,009	39	0.43

Total interest-bearing deposits	311,660	315	0.40	132,854	67	0.20
Other borrowings & Subordinated notes	23,291	25	0.43	—	—	—

Total interest-bearing liabilities	334,951	340	0.41	132,854	67	0.20

Non-interest-bearing liabilities	96,490			40,227

Total liabilities	431,441			173,081
Stockholders’ equity	71,711			61,538

Total liabilities and stockholders’ equity	$503,152			$234,619

Net interest income		$4,014			$1,718

Net interest-rate spread(3)			3.54%			3.16%
Net interest-earning assets(4)	$106,107			$79,440

Net interest margin(5)			3.64%			3.24%
Average interest-earning assets to average interest-bearing liabilities	131.7%			159.8%

(1)	Annualized.
(2)	Includes interest-earning deposits, federal funds, FHLB stock and time deposits with other banks.
(3)	Net interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and March 31, 2015

General. Net income for the three months ended March 31, 2016 was $154,000 compared to a net loss of $353,000 for the three months ended March 31, 2015. The increase in net income was primarily due to increases in net interest income of $2.6 million and $258,000 in noninterest income, partially offset by an increase in noninterest expense of $1.7 million. The increase in net interest income was due to the increase in interest earning assets as a result of new organic growth and the acquisitions that occurred in 2015. The increase in noninterest expense also reflects expenses related to the new organic growth and expansion of the Company through acquisitions and included increases in compensation expense, lending, risk management and compliance functions of the Bank, and other expense increases related to the larger infrastructure.

Interest Income. Interest income increased $2.6 million, or 149.3%, to $4.4 million for the three months ended March 31, 2016, as compared to the prior year period, primarily as a result of a $2.5 million increase in interest income on loans. The increase in interest income resulted primarily from a $228.8 million increase in the average balance of our interest-earnings assets to $441.1 million and a 59 basis points increase in the average yield on our interest-earning assets to 3.95% for the three months ended March 31, 2016 compared to the prior year period mostly as a result of the acquisition in 2015 and the Banks effort in redeploying assets into higher yielding commercial loans during 2015.

Interest income on loans increased $2.5 million, or 163.5%, to $4.1 million for the three months ended March 31, 2016, as compared to the prior year period. The average balance of loans increased to $331.1 million for the three months ended March 31, 2016 from $111.3 million for the three months ended March 31, 2015, primarily as a result of the acquisition in 2015 and new organic loan growth. The average yield on loans decreased 60 basis points to 4.90% for the three months ended March 31, 2016 compared to the prior year period. The prior year period included past due interest recognized upon payoff of a restructured loan which accounts for 43 basis points of the decline in the average yield. The remaining 17 basis points decline resulted from the sustained low rate environment.

Interest income on securities and other interest-earning assets increased $41,000, or 15.9%, to $299,000 for the three months ended March 31, 2016, as compared to the prior year period. The increase was primarily a result of the increase in the average balance of other interest-earning assets, which consists of fed funds and interest earning cash and the increase in average rate in these funds resulting from the Federal Reserve’s recent increase in the targeted Fed Funds rate.

Interest Expense. Interest expense increased $273,000 to $340,000 for the three months ended March 31, 2016 from $67,000 for the three months ended March 31, 2015 as a result of the increase in deposits from the 2015 acquisitions and the $25,000 increase in borrowing costs. The average cost of interest-bearing deposits increased by 20 basis points to 0.40% for the three months ended March 31, 2016 from 0.20% for the three months ended March 31, 2015 reflecting the slightly higher deposit rates assumed in the Merger. The average balance of interest-bearing deposits increased by $198.8 million during the three months ended March 31, 2016 to $311.6 million compared to the prior year period due primarily to the 2015 acquisitions.

Net Interest Income. Net interest income increased $2.3 million, or 132.0%, to $4.0 million for the three months ended March 31, 2016 compared to the prior year period. The effect of a higher average balance of loans and higher yielding asset mix compared to the prior year period has increased the Company’s net interest income for the three months ended March 31, 2016. The net interest rate spread increased to 3.54% for the three months ended March 31, 2016 from 3.16% for the three months ended March 31, 2015. Our net interest margin also increased to 3.64% for the three months ended March 31, 2016 from 3.24% for the three months ended March 31, 2015.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended March 31, 2016 and 2015. Net recoveries for the three months ended March 31, 2016 were $21,000 compared to net recoveries of $17,000 for the three months ended March 31, 2015.

Management considers the allowance for loan losses at March 31, 2016 to be adequate to cover losses inherent in the loan portfolio based on an assessment of the qualitative and quantitative factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income increased $258,000, or 63.0%, to $667,000 for the three months ended March 31, 2016 from $409,000 for the three months ended March 31, 2015. The increase was primarily related to a $198,000 increase in fees and service charges on deposit accounts, a $26,000 increase in income from bank-owned life insurance, an increase of $22,000 in revenue from mortgages originated for sale, and increases in other service related revenues such as wealth management advisory.

Noninterest Expenses. Non-interest expenses increased $1.7 million to $4.5 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase primarily reflected an increase of $1.0 million in salaries and employee benefits expense. The salaries and employee benefits expense increase was attributable to the addition of key Bank employees and the increased number of employees resulting from the Merger and branch acquisitions. Occupancy, data processing, and other expenses have all increased proportionally with the increased size of the Company. Professional fees increased due to expenses associated with the compliance requirements of the Company. The Company also had a decrease of $258,000 in merger related expenses that were incurred in during the first quarter of 2015.

Income Tax Expense. Income taxes were $49,000 for the three months ended March 31, 2016 due to pretax income of $203,000 as compared to the tax benefit of $266,000 for the three months ended March 31, 2015 due to the pre-tax loss of $619,000.

Asset Quality

Non-Performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and other real estate owned, totaled $985,000, or 0.19% of total assets, at March 31, 2016 as compared to $783,000, or 0.15% of total assets, at December 31, 2015. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no accruing loans past due 90 days or more at March 31, 2016 and December 31, 2015.

	At March 31, 2016	At December 31, 2015
	(dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four-family residential	$40	$40
Commercial real estate and multi-family	577	373
Construction and land	156	158
Home equity	—	—
Non-Real estate loans:
Commercial business	11	—
Consumer	—	—

Total nonaccrual loans	784	571

Nonaccruing troubled debt restructured loans:
Real estate loans:
One-to-four-family residential	—	—
Commercial real estate and multi-family	169	180
Construction and land	—	—
Home equity	—	—
Non-Real estate loans:
Commercial business	—	—
Consumer	—	—

Total nonaccruing troubled debt restructured loans	169	180

Total nonperforming loans	953	751

Loans Held for Sale	—	—
Other real estate owned:
Real estate :
Residential	—	—
Commercial	—	—
Land and construction	32	32
Home equity	—	—

Total other real estate owned	32	32

Total nonperforming assets	$985	$783

Total accruing troubled debt restructured loans	$1,336	$1,355

Total nonperforming loans to total loans	0.28%	0.23%
Total nonperforming assets to total assets	0.19%	0.15%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Allowance at beginning of period	$2,511	$1,726

Provision for loan losses	—	—
Charge offs:
Real estate mortgage loans:
One-to-four-family residential	—	(1)
Commercial real estate and multi-family	—	—
Land and construction	—	—
Commercial business loans	(11)	(9)
Consumer loans	(2)	—

Total charge-offs	(13)	(10)

Recoveries:
Real estate mortgage loans:
One-to-four-family residential	—	1
Commercial	2	1
Multi-family	—	—
Construction and land	—	—
Home Equity	12	—
Commercial business loans	19	24
Consumer loans	1	1

Total recoveries	34	27

Net recoveries	21	17

Allowance at end of period	$2,532	$1,743

Allowance to nonperforming loans	265.69%	468.55%
Allowance to total loans outstanding at the end of the period	0.74%	1.45%
Net recoveries to average loans outstanding during the period (annualized)	0.03%	0.06%

Liquidity and Capital Resources

Liquidity describes our continuing ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities and calls of securities. The Bank also has the ability to borrow from the Federal Home Loan Bank of Atlanta. At March 31, 2016, the Bank had the capacity to borrow approximately $101.4 million from the Federal Home Loan Bank of Atlanta. At March 31, 2016, we had outstanding advances of approximately $20.0 million and at December 31, 2015 we had $27.5 million in outstanding advances from the Federal Home Loan Bank of Atlanta. We also have lines of credit at three financial institutions that would allow us to borrow up to $25.5 million at March 31, 2016. None of the credit lines were drawn upon during the three month period ended March 31, 2016.

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

The principle sources of the Holding Company’s liquidity are its existing cash resources. The Holding Company serves as a source of capital strength for the Bank. The Holding Company has undertaken recent actions that demonstrate its ability to access capital and provide for the funding needs of the Bank. Cash on hand at the Holding Company represent mainly the proceeds of our December 2015 private placement of common stock, which raised proceeds of approximately $11.4 million. On March 30, 2016, the Holding Company also issued $11.0 million in subordinated notes, the proceeds of which were contributed to the Bank to support the growing loan demand.

The Company has established an Asset/Liability Management (ALCO) policy and committee in order to maximize earnings performance while maintaining acceptable levels of risks, adequate liquidity, and a “well capitalized” balance sheet. ALCO reviews and approves products, pricing, and strategies that affect balance sheet, cash flows, and liquidity positions. ALCO has also established a contingency funding plan to address risks associated with periods of liquidity stress. The Company is committed to maintaining a strong liquidity position. The Company monitors its liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

At March 31, 2016, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of 11.04% of adjusted total assets, which is above the required level of 5.00% to be considered “well capitalized”, common equity tier 1 capital to risk-weighted assets of 14.88%, which is above the required level of 6.50% to be considered “well capitalized”, tier 1 capital to risk-weighted assets of 14.88%, which is above the required level of 8.00% to be considered “well capitalized”, and total risk-based capital of 15.56% of risk-weighted assets, which is above the required level of 10.00% to be considered “well capitalized”. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2016, we had unfunded loan commitments of $61.3 million and stand-by letters of credit of $739,000. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from March 31, 2016 totaled $86.8 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies

Item 4.	Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2016, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of March 31, 2016, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company as of March 31, 2016.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3.	Defaults Upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

Exhibits:

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.0	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SUNSHINE BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSHINE BANCORP, INC.

Date: May 6, 2016	By:	/s/ Andrew S. Samuel
Andrew S. Samuel
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 6, 2016	By:	/s/ John Finley
John Finley
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)