Form 10-Q
period 2016-06-30
Sunshine Bancorp, Inc.
filed 2016-08-12
CIK 1599891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 11, 2016, there were issued and outstanding 5,261,150 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

June 30, 2016 Form 10-Q

SUNSHINE BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	As of June 30, 2016	As of December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$11,625	$13,220
Interest-earning deposits in financial institutions	10,150	16,523
Federal funds sold	1,700	29,601

Cash and cash equivalents	23,475	59,344
Time deposits with banks	3,675	4,410
Securities available for sale	66,285	65,944
Loans held for sale	551	790
Loans, net of allowance for loan losses of $2,895 and $2,511	371,538	326,266
Premises and equipment, net	17,065	17,612
Federal Home Loan Bank stock, at cost	1,731	1,597
Cash surrender value of bank-owned life insurance	12,284	12,122
Deferred income tax asset	6,240	6,426
Goodwill and other intangibles	10,042	10,101
Accrued interest receivable	1,109	1,048
Other real estate owned	52	32
Other assets	682	1,573

Total assets	$514,729	$507,265

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand accounts	$92,342	$89,114
Interest-bearing demand and savings accounts	199,121	198,977
Time deposits	103,852	111,020

Total deposits	395,315	399,111
Other borrowings	31,583	28,927
Subordinated Notes	11,000	—
Other liabilities	4,589	7,833

Total liabilities	442,487	435,871

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized; none outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; issued and outstanding of 5,261,150 at June 30, 2016 and 5,259,321 at December 31, 2015	53	53
Additional paid in capital	53,188	52,763
Retained income	22,073	21,846
Unearned employee stock ownership plan (“ESOP”) shares	(3,160)	(3,160)
Accumulated other comprehensive income (loss)	88	(108)

Total stockholders’ equity	72,242	71,394

Total liabilities and stockholders’ equity	$514,729	$507,265

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three months Ended June 30,		Six months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans	$4,041	$1,531	$8,096	$3,070
Securities	241	161	462	384
Other	43	41	121	76

Total interest income	4,325	1,733	8,679	3,530

Interest Expense:
Deposits	304	70	619	137
Borrowed funds	148	1	173	1

Total interest expense	452	71	792	138

Net interest income	3,873	1,662	7,887	3,392
Provision for loan losses	350	—	350	—

Net interest income after provision for loan losses	3,523	1,662	7,537	3,392

Noninterest income:
Fees and service charges on deposit accounts	312	136	638	264
Mortgage Broker Fees	22	26	69	51
Gain on sale of securities	105	53	131	195
Gain on sale of premise	563	—	563	—
Income from bank-owned life insurance	97	72	192	141
Other	50	40	223	85

Total noninterest income	1,149	327	1,816	736

Noninterest expenses:
Salaries and employee benefits	2,442	1,609	5,018	3,146
Occupancy and equipment	586	257	1,162	556
Data and item processing services	396	169	737	314
Professional fees	248	157	419	281
Advertising and promotion	22	38	67	76
Stationery and supplies	55	44	101	69
FDIC Deposit insurance	100	49	202	95
Merger related	95	863	95	1,121
Other	619	352	1,240	638

Total noninterest expenses	4,563	3,538	9,041	6,296

Income (Loss) before income taxes	109	(1,549)	312	(2,168)
Income tax (benefit) expense	36	(1,398)	85	(1,664)

Net income (loss)	$73	$(151)	$227	$(504)

Basic earnings (loss) per share	$0.01	$(0.04)	$0.05	$(0.13)

Diluted earnings (loss) per share	$0.01	$(0.04)	$0.05	$(0.13)

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$73	$(151)	$227	$(504)
Other comprehensive income (loss):
Change in unrealized gain on securities:
Unrealized gain (losses) arising during the period	138	(185)	446	209
Reclassification adjustment for realized gains	(105)	(53)	(131)	(195)

Net change in unrealized gain	33	(238)	315	14
Deferred income taxes on above change	(13)	90	(119)	(5)

Total other comprehensive income (loss)	20	(148)	196	9

Comprehensive income(loss)	$93	$(299)	$423	$(495)

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per share amounts)

Six months Ended June 30, 2016 and 2015

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Income	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	—	$—	4,232,000	$42	$40,766	$24,091	$(3,273)	$—	$61,626
Net loss (Unaudited)						(504)			(504)
Preferred stock exchanged (Unaudited)	5,700	5,700	—	—	—	—	—	—	5,700
Net change in unrealized loss on Securities available for sale, net of taxes (Unaudited)	—	—	—	—	—	—	—	9	9

Balance, June 30, 2015 (Unaudited)	5,700	$5,700	4,232,000	$42	$40,766	$23,587	$(3,273)	$9	$66,831

Balance, December 31, 2015	—	$—	5,259,321	$53	$52,763	$21,846	$(3,160)	$(108)	$71,394
Net Income (Unaudited)						227			227
Issuance of common stock under share-based awards plan, net (Unaudited)	—	—	1,829	—	—	—	—	—	1,829
Stock based compensation (Unaudited)	—	—	—	—	425	—	—	—	425
Net change in unrealized loss on Securities available for sale, net of taxes (Unaudited)	—	—	—	—	—	—	—	196	196

Balance, June 30, 2016 (Unaudited)	—	$—	5,261,150	$53	$53,188	$22,073	$(3,160)	$88	$72,242

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$227	$(504)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, Amortization, Accretion, net	1,011	428
Provisions for loan losses	350	—
Gain on sale of loans held for sale	(69)	(16)
Proceeds from the sale of loans held for sale	1,653	1,864
Gain on sale of premise	(563)	—
Loans originated as held for sale	(1,345)	(341)
Income from bank-owned life insurance, net	(162)	(117)
Gain loss on sale of other real estate owned and other assets	—	(20)
Gain on sale of securities available for sale	(131)	(195)
(Increase) decrease in accrued interest receivable	(61)	77
Decrease (increase) in deferred tax assets	67	(1,700)
Decrease (increase) in other assets	891	(148)
Stock based compensation	425	—
(Decrease) increase in other liabilities	(3,244)	1,100

Net cash (used in) provided by operating activities	(951)	428

Cash flows from investing activities:
Maturities of time deposits with banks	735	735
Maturities & repayments of securities held to maturity	—	5,800
Proceeds from sale of securities available for sale	12,920	15,997
Calls, repayments, and maturities of securities available for sale	11,940	3,825
Purchases of securities available for sale	(25,173)	—
Net increase in loans	(45,642)	(26,835)
Purchases of premises and equipment, net	(1,024)	(1,689)
Proceeds from the sale of premise & equipment	1,600	—
Proceeds from the sale of other real estate owned	—	61
Purchase of Federal Home Loan Bank stock	(134)	(877)
Business acquisitions, net of cash received	—	(20,111)

Net cash used in investing activities	(44,778)	(23,094)

Cash flows from financing activities:
Net (decrease) increase in deposits	(3,796)	6,461
Net increase in other borrowings	2,656	20,000
Issuance of subordinated notes	11,000	—

Net cash provided by financing activities	9,860	26,461

(Decrease) increase in cash and cash equivalents	(35,869)	3,795

Cash and cash equivalents at beginning of period	59,344	20,479

Cash and cash equivalents at end of period	$23,475	$24,274

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$796	$137

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2016	2015
Noncash transaction-
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of taxes	$196	$9

Securities held to maturity transferred to available for sale	$—	$69,665

Transfer from loans to other real estate owned	$20	$—

Acquisition of Community Southern Bank assets and liabilities:
Noncash assets acquired
Securities available for sale	$—	$44,372

Loans	$—	$171,476

Premises and equipment	$—	$6,097

Federal Home Loan Bank stock	$—	$1,540

Cash surrender value of bank-owned life insurance	$—	$4,585

Deferred income taxes	$—	$2,095

Goodwill	$—	$8,662

Core Deposit Intangible	$—	$588

Accrued interest	$—	$685

Other assets	$—	$114

Liabilities assumed and stockholders equity exchanged:
Deposits	$—	$178,912

Federal Home Loan Bank advances	$—	$31,480

Other borrowings	$—	$3,285

Other liabilities	$—	$726

Preferred Stock	$—	$5,700

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2016, and the results of operations for the three and six month periods ended June 30, 2016 and 2015. The results of operations for three and six month periods ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year or any other period.

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired. Material estimates that are particularly susceptible to significant changes include the allowance for loan losses, the valuation of goodwill and other intangibles, deferred income taxes, and purchase accounting related adjustments.

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

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Organization and Significant Accounting Policies, continued

Effects of New Accounting Pronouncements. In June 2016, the FASB issued new guidance related to Credit Losses. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. This guidance is effective for fiscal years beginning after December 15, 2019. The Company will assess this guidance to determine the impact on its consolidated financial statements.

During March 2016, the FASB issued new guidance related to Stock Compensation. The new guidance allows entities to make a one-time policy election to account for forfeitures when they occur, instead of accruing compensation cost based on the number of awards expected to vest. Additionally, the new guidance changes the requirement for an award to qualify for equity classification. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016. This guidance is not expected to have a material impact on the consolidated financial statements.

During February 2016, the FASB issued new guidance related to Leases. The new guidance requires lessees to recognize assets and liabilities related to certain operating leases on the balance sheet. The new guidance also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. This guidance is effective for fiscal years beginning after December 15, 2018. The Company is currently assessing this guidance to determine the impact on its consolidated financial statements.

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

Community Southern Bank’s loans were measured at fair value by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value. Additionally, consideration was given to management’s best estimates of default rates and payment speeds. At acquisition, Community Southern Bank’s loan portfolio totaled $170.0 million and was recorded at a fair value of $171.5 million. The following table summarizes the fair value of assets acquired, liabilities assumed and stockholders’ equity exchanged on the date of acquisition during the year ended December 31, 2015 (in thousands):

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

Acquisition of Florida Bank of Commerce. On May 9, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FBC Bancorp, Inc., a Florida corporation (“FBC”), and Florida Bank of Commerce, a Florida state bank and wholly-owned subsidiary of FBC (“FBC Bank”), pursuant to which FBC will merge with and into the Company, with the Company as the surviving entity, and FBC Bank will merge with and into Sunshine Bank, with Sunshine Bank surviving as the Company’s wholly-owned subsidiary (collectively, the “FBC Merger”). The transaction will add approximately $315 million in assets, $232 million in loans and $279 million in deposits to Sunshine Bank. At the effective time of the Merger, each share of common stock of FBC will be converted into the right to receive 0.88 shares of common stock of the Company subject to adjustment if the Company’s stock price (measured four days prior to the closing of the Merger) is more than 20% lower than the Company’s stock price on the trading day before the entry into the Merger Agreement is publicly announced and such decrease in the Company’s stock price is more than 20% relative to the change in the KBW Nasdaq Bank Index on the corresponding dates. As a result of the Merger, FBC’s shareholders would own approximately 34.6% of the Company’s common stock. Upon completion of the Merger, Dana Kilborne, FBC Bank’s current President and Chief Executive Officer, will serve as an Executive Vice President of the Company and Co-President and Chief Banking Officer of Sunshine Bank. In addition, upon completion of the Merger, five FBC current board members will be appointed to the Company and Sunshine Bank board of directors, increasing the total number of directors of the Company to fifteen members. The completion of the Merger is subject to the satisfaction of certain customary closing conditions. It is expected that the Merger will qualify as a tax-free reorganization for U.S. federal income tax purposes.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Securities

Securities have been classified according to management intent. On March 19, 2015 the Bank transferred all securities classified as held to maturity to available for sale at a fair market value of $69.7 million. The transfer was performed to enhance the interest rate risk position of the Bank and provide liquidity for future loan growth. As a result of the transfer, the Bank is precluded from classifying securities as held to maturity until March 2017. The amortized cost and fair values of securities are as follows (in thousands):

Securities Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
June 30, 2016:
Federal Home Loan Bank obligations	$5,015	9	—	$5,024
U.S. Government enterprise and agency obligations	12,016	14	—	12,030
Agency Mortgage-backed securities	49,113	189	(71)	49,231

Total	$66,144	212	(71)	$66,285

December 31, 2015:
Federal Home Loan Bank obligations	$15,074	6	(6)	$15,074
U.S. Government enterprise and agency obligations	14,037	7	(37)	14,007
Agency Mortgage-backed securities	37,007	—	(144)	36,863

Total	$66,118	13	(187)	$65,944

The amortized cost and fair value of securities at June 30, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayment rights. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately. (in thousands)

	Securities Available for sale
	Amortized Cost	Fair Value
Due in one year or less	$11,029	$11,040
Due from one year to five years	6,002	6,014
Agency Mortgage-backed securities	49,113	49,231

	$66,144	$66,285

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less Than Twelve Months		More than Twelve Months
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities Available for sale:
At June 30, 2016
Agency Mortgage-backed securities Totals	$(71)	$20,161	$—	$—

At December 31, 2015:
Federal Home Loan Bank obligations	$(6)	$6,018	$—	$—
U.S Government enterprise and agency obligations	(37)	12,000	—	—
Agency Mortgage-backed securities	(144)	36,863	—	—

Totals	$(187)	$54,881	$—	$—

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2016 there were seven securities in a loss position. In considering the credit quality of the issuers, the nature and cause of the unrealized loss, the severity and length of time in an unrealized loss position, and other factors, it is expected that the securities would not be settled at a price less than the par value of the investments. Management determined that the decline in fair value is attributable to fluctuations in interest rates and other market conditions and not a deterioration of the credit quality of the issuers. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The Company pledged securities with a fair market value of approximately $16.1 million at June 30, 2016 and $22.1 million at December 31, 2015 to secure public funds and other borrowings.

Securities available for sale sold, are summarized as follows (in thousands):

	For the three months ended		For the six months ended
	2016	2015	2016	2015
Proceeds received from sale	$8,872	6,054	$12,920	15,997

Gross Gains on sale	$105	53	$131	195

(4)	Loans

The loan portfolio segments and classes are as follows (in thousands):

	At June 30, 2016	At December 31, 2015
Real estate loans:
One-to-four-family residential	$63,191	$68,169
Commercial and multi-family	224,202	192,568
Construction and land	19,489	17,570
Home equity	10,309	6,623

Total real estate loans	317,191	284,930

Commercial loans	55,491	41,417
Consumer loans	2,189	2,726

Total loans	374,871	329,073

Deduct:
Deferred loan fees, net	(438)	(296)
Allowance for loan losses	(2,895)	(2,511)

Loans, net	$371,538	$326,266

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

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Loans	Commercial Loans	Consumer Loans	Unallocated	Total
Three Months Ended June 30, 2016:
Beginning balance	$1,368	591	22	551	$2,532
Provision (credit) for loan losses	881	(6)	12	(537)	350
Charge—offs	(22)	—	—	—	(22)
Recoveries	13	21	1	—	35

Ending balance	$2,240	606	35	14	$2,895

Three Months Ended June 30, 2015:
Beginning balance	$1,327	407	9	—	$1,743
Provision (credit) for loan losses	(127)	63	(5)	69	—
Charge-offs	—	—	—	—	—
Recoveries	113	26	1	—	140

Ending balance	$1,313	496	5	69	$1,883

Six Months Ended June 30, 2016:
Beginning balance	$1,354	583	23	551	$2,511
Provision (credit) for loan losses	881	(6)	12	(537)	350
Charge—offs	(22)	(11)	(2)	—	(35)
Recoveries	27	40	2	—	69

Ending balance	$2,240	606	35	14	$2,895

Six Months Ended June 30, 2015:
Beginning balance	$1,409	308	9	—	$1,726
Provision (credit) for loan losses	(210)	147	(6)	69	—
Charge-offs	(1)	(9)	—	—	(10)
Recoveries	115	50	2	—	167

Ending balance	$1,313	496	5	69	$1,883

At June 30, 2016:
Individually evaluated for impairment:
Recorded investment	$1,611	521	—	—	$2,132

Balance in allowance for loan losses	$99	9	—	—	$108

Collectively evaluated for impairment:
Recorded investment	$203,221	34,374	2,189	—	$239,784

Balance in allowance for loan losses	$2,108	595	35	14	$2,752

Recorded investment in loans accounted for under ASC 310-20	$111,701	20,596	—	—	$132,297

Balance in allowance for loan losses	$33	2	—	—	$35

Recorded investment in loans accounted for under ASC 310-30	$658	—	—	—	$658

Balance in allowance for loan losses	$—	—	—	—	$—

At December 31, 2015:
Individually evaluated for impairment:
Recorded investment	$1,527	539	—	—	$2,066

Balance in allowance for loan losses	$39	9	—	—	$48

Collectively evaluated for impairment:
Recorded investment	$159,738	11,830	1,124	—	$172,692

Balance in allowance for loan losses	$1,315	574	23	551	$2,463

Recorded investment in loans accounted for under ASC 310-20	$123,022	28,990	1,602	—	$153,614

Balance in allowance for loan losses	$—	—	—	—	$—

Recorded investment in loans accounted for under ASC 310-30	$643	58	—	—	$701

Balance in allowance for loan losses	$—	—	—	—	$—

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans, Continued

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

Doubtful – A loan classified Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

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

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Loans, Continued

The following summarizes the loan credit quality (in thousands):

	Real Estate Loans
	One-to Four-Family Residential	Commercial and Multi Family	Construction and Land	Home Equity	Commercial	Consumer	Total
Credit Risk Profile by Internally Assigned Grade:
At June 30, 2016:
Grade:
Pass	$61,437	220,700	18,376	9,957	54,521	2,189	367,180
Special mention	856	742	673	—	83	—	2,354
Substandard	898	2,760	440	352	887	—	5,337

Total	$63,191	224,202	19,489	10,309	55,491	2,189	374,871

At December 31, 2015:
Grade:
Pass	$66,271	189,979	16,705	6,241	38,375	2,726	320,297
Special mention	972	1,066	707	382	70	—	3,197
Substandard	926	1,523	158	—	2,972	—	5,579

Total	$68,169	192,568	17,570	6,623	41,417	2,726	329,073

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At June 30, 2016:
Real estate mortgage loans:
One-to-four family residential	$276	—	—	276	62,607	308	$63,191
Commercial Real Estate and Multifamily	1,031	224	—	1,255	222,290	657	224,202
Construction and Land	306	—	—	306	18,972	211	19,489
Home Equity	—	—	—	—	10,309	—	10,309
Commercial loans	139	25	—	164	55,232	95	55,491
Consumer loans	—	108	—	108	2,081	—	$2,189

Total	$1,752	$357	$—	$2,109	$371,491	$1,271	$374,871

At December 31, 2015:
Real estate mortgage loans:
One-to-four family residential	$255	13	—	268	67,861	40	$68,169
Commercial Real Estate and Multifamily	355	—	—	355	191,660	553	192,568
Construction and Land	192	—	—	192	17,220	158	17,570
Home Equity	11	—	—	11	6,612	—	6,623
Commercial loans	193	—	—	193	41,224	—	41,417
Consumer loans	—	—	—	—	2,726	—	$2,726

Total	$1,006	$13	$—	$1,019	$327,303	$751	$329,073

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Loans, Continued

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2016
Real estate mortgage loans:
One-to- four-family residential	$—	$—	$454	$454	$26	$454	$454	$26
Commercial and Multifamily	852	1,815	149	149	73	1,001	1,964	73
Construction and Land	156	163	—	—	—	156	163	—
Commercial loans	440	470	81	86	9	521	556	9

	$1,448	$2,448	$683	$688	$108	$2,132	$3,137	$108

December 31, 2015:
Real estate mortgage loans:
One-to- four-family residential	$—	$—	$460	$460	$39	$460	$460	$39
Commercial and Multifamily	909	1,849	—	—	—	909	1,849	—
Construction and Land	158	164	—	—	—	158	164	—
Commercial loans	452	482	87	92	9	539	574	9

	$1,519	$2,495	$547	$552	$48	$2,066	$3,047	$48

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Loans, Continued

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three month Ended June 30,
	2016			2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
One-to-four-family residential	$454	5	5	121	1	2
Commercial real estate and Multifamily	1,021	5	21	481	12	15
Land and construction	156	—	—	—	—	—
Commercial loans	525	6	6	648	—	10

Total	$2,156	16	32	1,250	13	27

	Six Months Ended June 30,
	2016			2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
One-to-four-family residential	$457	14	12	121	4	4
Commercial real estate and Multifamily	1,030	24	47	1,618	96	98
Land and construction	157	—	2	—	—	—
Commercial loans	530	18	18	696	—	23

Total	$2,174	56	79	2,435	100	125

During the three and the six months ended June 30, 2016 and 2015, the Company did not enter into any debt restructurings and the Company had no loans restructured as troubled debt restructurings that subsequently defaulted that had been modified in the previous twelve month period.

At June 30, 2016, the contractually required principle of Purchased Credit Impaired (“PCI”) loans acquired was $891,000. The recorded investment of PCI loans was $658,000. There were no additional losses generated during the three month or six month ended June 30, 2016 from these loans.

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5)	Other Borrowings

The Company is a member of the Federal Home Loan Bank of Atlanta (“FHLB”). The FHLB requires members to purchase stock in the FHLB based upon their level of borrowings. FHLB stock is non-marketable and is carried at cost. At June 30, 2016 the Company held $1.7 million in FHLB stock.

At June 30, 2016, the Company had a maximum borrowing capacity of approximately $128.5 million with the FHLB. Advances are secured by a blanket lien on loans and the Company’s FHLB stock. Pursuant to the collateral agreement, borrowing availability is determined by the amount of qualifying collateral pledged. As of June 30, 2016 the Company had $83.2 million in loans pledged and total availability of approximately $53.2 million.

As of at June 30, 2016, the Company had the following FHLB advances ($ in thousands).

Maturing in the Year Ending December 31,	Advance Type	Interest Rate	Amount
2016	Fixed Rate	0.62%	$10,000
2016	Fixed Rate	0.60%	$10,000
2016	Fixed Rate	0.57%	$10,000

Total			$30,000

The Company enters into sweep agreements with customers that sweep funds from deposit accounts into investment accounts. These investment accounts are not federally insured and are treated as borrowings. At June 30, 2016, the outstanding balance of such borrowings totaled $1.6 million. The Company pledged securities with a market value of $4.0 million as collateral for these agreements. There were $1.5 million in sweep agreements at December 31, 2015.

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

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(7)	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At June 30, 2016		At December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$23,475	$23,475	$59,344	59,344
Time deposits with banks (Level 1)	3,675	3,675	4,410	4,410
Securities available for sale (Level 2)	66,285	66,285	65,944	65,944
Loans held for sale (Level 3)	551	562	790	806
Loans (Level 3)	371,538	376,699	326,266	330,801
Federal Home Loan Bank stock (Level 3)	1,731	1,731	1,597	1,597
Accrued interest receivable (Level 3)	1,109	1,109	1,048	1,048
Financial liabilities:
Deposits (Level 3)	395,315	394,524	399,111	399,000
FHLB Advances (Level 3)	30,000	29,995	27,500	27,487
Other borrowings (Level 3)	1,583	1,583	1,427	1,427
Subordinated notes (Level 3)	11,000	10,860	—	—
Off-balance-sheet financial instruments (Level 3)	—	—	—	—

Discussion regarding the assumptions used to compute the estimated fair values of instruments can be found in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2016 (“2015 Form 10-K”).

(8)	Fair Value Measurements

Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Level 1	Level 2	Level 3
At June 30, 2016:
Federal Home Loan Bank obligations	$5,024	—	5,024	—
U.S. Government enterprise and agency obligations	12,030	—	12,030	—
Mortgage-backed securities	49,231	—	49,231	—

Total	$66,285	—	66,285	—

	Fair Value	Level 1	Level 2	Level 3
At December 31, 2015:
Federal Home Loan Bank obligations	$15,074	—	15,074	—
U.S. Government enterprise and agency obligations	14,007	—	14,007	—
Mortgage-backed securities	36,863	—	36,863	—

Total	$65,944	—	65,944	—

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8) Fair Value Measurements, Continued

During the six months ended June 30, 2016, no securities were transferred in or out of Levels 1, 2, or 3.

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis, excluding purchased credit impaired loans are as follows (in thousands):

	At Period End				Total Losses	Losses Recorded
	Fair Value	Level 1	Level 2	Level 3		During the Period
At June 30, 2016:
Commercial and Multifamily	$433	—	—	433	645	—
Commercial	446	—	—	446	72	—

Total	$879	—	—	879	717	—

At December 31, 2015:
Commercial and Multifamily	$450	—	—	450	645	—
Commercial	452	—	—	452	72	—

Total	$902	—	—	902	717	—

Other real estate owned which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

	At Period End				Total Losses	Losses Recorded
	Fair Value	Level 1	Level 2	Level 3		During the Period
At June 30, 2016:
Other real estate owned	$52	—	—	52	—	—

At December 31, 2015:
Other real estate owned	$32	—	—	32	—	—

(continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9)	Employee Stock Ownership Plan (“ESOP”)

The Holding Company has established an ESOP which acquired 338,560 shares in exchange for a $3,385,600 indirect note payable from the Employee Stock Ownership Plan Trust to the Holding Company. The note bears interest at a variable rate based on Prime and is payable in thirty annual installments. As of June 30, 2016, 22,571 shares held by the Employee Stock Ownership Plan Trust have been released and allocated to employees.

ESOP shares were as follows ($ in thousands, except per share amounts):

	At June 30, 2016	At December 31, 2015
Allocated shares	22,571	22,571
Unallocated shares	315,989	315,989

Total ESOP shares	338,560	338,560

Fair value of unallocated shares	$4,474	$4,803

(10)	Stock-Based Compensation

On August 26, 2015, stockholders approved the Company’s 2015 Equity Incentive Plan (the “Plan”), which provides for the grant of stock-based awards to officers, employees and directors of the Company. The Plan authorizes the issuance or delivery to participants of up to 592,480 shares of the Company’s common stock pursuant to grants of incentive and non-statutory stock options, restricted stock awards and restricted stock units. Of this number, the maximum number of shares that may be issued pursuant to the exercise of stock options is 423,200 shares, and the maximum number of shares that may be issued as restricted stock awards or restricted stock units is 169,280 shares. The fair value of options is measured on the grant date using the Black-Scholes option-pricing model. The Company used the following assumptions to determine the fair value of stock options granted which included the one year Treasury-bill rate to establish a risk free interest rate of 0.32%, expected volatility of 16.7%, and an expected life of seven years.

There were no outstanding stock options or restricted stock grants as of June 30, 2015.

Summary of the outstanding stock options and restricted stock under the 2015 Equity Plan at June 30, 2016:

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	373,760	$13.96
Granted	10,000	$15.15
Vested	2,000	$15.15
Forfeitures	(32,366)	$13.96
Outstanding at June 30, 2016	351,394	$13.99
Exercisable at June 30, 2016	69,798	$13.99

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	158,724	$13.96
Granted	7,000	$15.15
Vested	1,050	$15.15
Shares withheld for income tax purposes	(350)	$15.15
Forfeitures	(4,800)	$13.96
Outstanding at June 30, 2016	160,574	$13.99

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(11)	Regulatory Matters

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

There were changes in the risk weighting of certain assets to better reflect the risk associated with those assets, such as the risk weighting for nonperforming loans and certain high volatility commercial real estate acquisitions, development and construction loans. The changes also include additional limitations on the inclusion of deferred tax asset in capital. The Bank made a one-time election to exclude accumulated other comprehensive income from regulatory capital in order to reduce the impact of market volatility on regulatory capital. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2016, the Bank’s capital conservation buffer was 7.44% exceeding the minimum of 0.625% for 2016.

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at June 30, 2016 and December 31, 2015. As of June 30, 2016, the Bank was “Well Capitalized” under all capital ratios.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized
	Amount	%	Amount	%	Amount	%
June 30, 2016
Common Equity Tier 1 to Risk-Weighted Assets	$58,816	14.72%	$17,981	4.50%	$25,973	6.50%
Tier I Capital to Risk-Weighted Assets	58,816	14.72%	23,975	6.00%	31,967	8.00%
Total Capital to Risk-Weighted Assets	61,711	15.44%	31,967	8.00%	39,959	10.00%
Tier I Capital to Total Assets	58,816	12.11%	19,421	4.00%	24,276	5.00%
December 31, 2015
Common Equity Tier 1 to Risk-Weighted Assets	$45,056	12.44%	$16,297	4.50%	$23,540	6.50%
Tier I Capital to Risk-Weighted Assets	45,056	12.44%	21,729	6.00%	28,972	8.00%
Total Capital to Risk-Weighted Assets	47,567	13.13%	28,972	8.00%	36,215	10.00%
Tier I Capital to Total Assets	45,056	9.76%	18,466	4.00%	23,082	5.00%

(12)	Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months and the six months ended June 30, 2016 outstanding stock options are considered dilutive securities for the purposes of calculating diluted earnings per share which was computed using the treasury method. There were no stock options outstanding as of June 30, 2015. The shares purchased by the Employee Stock Ownership Plan are included in the weighted-average shares when they are committed to be released. ($ in thousands, except per share amounts):

	Three months Ended June 30, 2016	Three months Ended June 30, 2015
Income (Loss)	$73	$(151)
Weighted Average Shares	4,948,606	3,964,725
Basic income per share:	$0.01	$(0.04)
Weighted Average Diluted Shares	4,961,508	3,964,725
Diluted income per share	$0.01	$(0.04)

	Six months Ended June 30, 2016	Six months Ended June 30, 2015
Income (Loss)	$227	$(504)
Weighted Average Shares	4,949,210	3,964,725
Basic income per share:	$0.05	$(0.13)
Weighted Average Diluted Shares	4,963,285	3,964,725
Diluted income per share	$0.05	$(0.13)

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

Recent Developments

On May 9, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FBC Bancorp, Inc., a Florida corporation (“FBC”), and Florida Bank of Commerce, a Florida state bank and wholly-owned subsidiary of FBC (“FBC Bank”), pursuant to which FBC will merge with and into the Company, with the Company as the surviving entity, and FBC Bank will merge with and into Sunshine Bank, with Sunshine Bank surviving as the Company’s wholly-owned subsidiary (collectively, the “Merger”).

The strategic partnership will create a franchise with over $800 million in assets and 18 banking facilities across central Florida, stretching from the East to West Coast. The transaction expands Sunshine Bank into contiguous markets and along the growing I-4 corridor. The Merger will create one of the largest community banks headquartered in central Florida. Additionally, the transaction will add approximately $315 million in assets, $231 million in loans and $278 million in deposits to Sunshine Bank.

At the effective time of the Merger, each share of common stock of FBC will be converted into the right to receive 0.88 shares of common stock of the Company subject to adjustment if the Company’s stock price (measured four days prior to the closing of the Merger) is more than 20% lower than the Company’s stock price on the trading day before the entry into the Merger Agreement was publicly announced and such decrease in the Company’s stock price is more than 20% relative to the change in the KBW Nasdaq Bank Index on the corresponding dates. As a result of the Merger, FBC’s shareholders would own approximately 34.6% of the Company’s common stock.

Upon completion of the Merger, Dana Kilborne, FBC Bank’s current President and Chief Executive Officer, will serve as an Executive Vice President of the Company and Co-President and Chief Banking Officer of Sunshine Bank. In addition, upon completion of the Merger, five FBC current board members will be appointed to the Company and Sunshine Bank board of directors, increasing the total number of directors of the Company and the Bank to fifteen members. The completion of the Merger is subject to regulatory approval and the satisfaction of certain customary closing conditions. It is expected that the Merger will qualify as a tax-free reorganization for U.S. federal income tax purposes. More information in connection with the proposed transaction can be found in the Company’s registration statement on Form S-4, which the Company filed with the SEC on June 23, 2016.

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total Assets. Total assets increased $7.5 million, or 1.5%, to $514.7 million at June 30, 2016 from $507.3 million at December 31, 2015. The increase was primarily the result of an increase of $45.3 million in loans outstanding offset by a decrease of $35.9 million in cash and cash equivalents.

Cash and Cash Equivalents. Total cash and cash equivalents decreased by $35.9 million, or 60.4%, to $23.5 million at June 30, 2016 from $59.3 million at December 31, 2015. Cash provided by financing activities totaled $9.9 million, primarily from increases in borrowings and subordinated notes. This was offset by cash used in investing and operations of $44.8 million and $1.0 million, respectively, primarily from increases in loans.

Investment Securities. Investment securities increased $341,000, or 0.5%, to $66.3 million at June 30, 2016 from $65.9 million at December 31, 2015. The increase was primarily due to $25.2 million in purchases of agency mortgage backed securities, offset by $11.9 million in maturities, repayments, and calls, and the sale of approximately $12.9 million in agency securities, resulting in a $131,000 gain. All of our investment securities were classified as available for sale at both June 30, 2016 and December 31, 2015.

Net Loans. Our primary interest-earning asset and source of income is our loan portfolio. Net loans increased $45.3 million, or 13.9%, to $371.5 million at June 30, 2016 from $326.3 million at December 31, 2015. The growth consisted of increases of $31.6 million in commercial real estate loans, $14.1 million in commercial loans, and $3.6 million in Home Equity loans, partially offset by a $4.9 million decrease in one-to-four family residential loans. During the first half of the year, the Bank continued its strategic emphasis to focus more of its lending activities on the origination of commercial loans. This emphasis stresses the Bank’s effort on relationship banking and targeted asset class diversification within the loan portfolio.

Deposits. Deposits decreased $3.8 million, or 1.0%, to $395.3 million at June 30, 2016 from $399.1 million at December 31, 2015. The decrease was primarily due to the run off of $7.2 million in time deposits, offset by an increase of $3.4 million in core deposits. The decrease in time deposits resulted mainly from the Bank allowing large municipal deposits requiring collateralization to run off. The increase in core deposits was a result of the Bank’s continued effort to attract low cost demand accounts. The Bank continued its efforts to attract new customers and offer more banking options to existing relationships by opening two new full service offices in Tampa and Orlando during the first quarter of 2016.

Borrowings. Other borrowings, consisting of Federal Home Loan Bank (“FHLB”) advances and customer repurchase sweep agreements, increased $2.7 million to $31.6 million at June 30, 2016, compared to $28.9 million at December 31, 2015. The slight increase offset the loss of time deposits. The $30.0 million in FHLB advances are secured by a blanket asset lien on loans with maximum borrowing capacity of approximately $128.5 million at June 30, 2016, collateralized by residential and commercial real estate loans. The customer repurchase sweep agreements are secured by securities with a market value of $4.0 million at June 30, 2016.

Subordinated notes (the “Notes”) were $11.0 million at June 30, 2016. There were no notes outstanding at December 31, 2015. The Notes were issued on March 30, 2016, to two accredited investors. The investors included a corporation owned and controlled by George Parmer, who is a director of the Company, which purchased $7.0 million in principal amount of the Notes. The Notes bear interest at a fixed interest rate of 5.0% per year. The Notes have a maturity date of April 1, 2021. The Notes are redeemable at the option of the Company, in whole or in part, at any time, without penalty or premium, subject to any required regulatory approvals. The Company contributed the proceeds from the Notes to the Bank as equity capital to support the Bank’s continued growth, including ongoing lending activities.

Stockholders’ Equity. Stockholders’ equity increased $848,000, or 1.2%, to $72.2 million at June 30, 2016, as a result of net income of $227,000 for the six months ended June 30, 2016, $425,000 in additional paid in capital from stock-based compensation and $196,000 in other comprehensive income mainly from increases in unrealized gains on securities.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the three and six months ended June 30, 2016 and 2015. No tax-equivalent yield adjustments have been made, as we had no tax-free interest-earning assets during the periods. All average balances are daily average balances based upon amortized costs. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$343,336	$4,041	4.71%	$128,379	$1,531	4.75%
Securities	68,596	241	1.41	64,561	161	1.00
Other(2)	27,383	43	0.63	38,815	41	0.40

Total interest-earning assets	439,315	4,325	3.94	231,755	1,733	2.98
Non-interest-earning assets	58,658			13,934

Total assets	$497,973			$245,689

Interest-bearing liabilities:
Interest-bearing demand and savings accounts	$206,723	$144	0.28	$103,523	$31	0.12
Time deposits	99,748	160	0.64	36,507	39	0.43

Total interest-bearing deposits	306,471	304	0.40	140,030	70	0.20
FHLB Advances and other borrowings	11,104	10	0.36	1,445	1	—
Subordinated Notes	11,000	138	5.00	—	—	—

Total interest-bearing liabilities	328,575	452	0.55	141,475	71	0.20
Non-interest-bearing liabilities	97,556			42,861

Total liabilities	426,131			184,336
Stockholders’ equity	71,842			61,353

Total liabilities and stockholders’ equity	$497,973			$245,689

Net interest income		$3,873			$1,662

Net interest rate spread (3)			3.39			2.77
Net interest-earning assets (4)	$110,740			$90,280

Net interest margin (5)			3.53			2.85
Average interest-earning assets to average interest-bearing liabilities	133.7%			163.8%

(1)	Annualized.
(2)	Includes interest-earning deposits, federal funds, FHLB stock and time deposits with other banks.
(3)	Net interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$338,502	$8,096	4.78%	$119,871	$3,070	5.09%
Securities	66,265	462	1.39	64,305	384	1.19
Other(2)	36,670	121	0.66	34,308	76	0.42

Total interest-earning assets	441,437	8,679	3.93	218,484	3,530	3.21

Non-interest-earning assets	59,125			21,678

Total assets	$500,562			$240,162

Interest-bearing liabilities:
Interest-bearing demand and savings accounts	$205,339	$303	0.30	$100,203	$59	0.12
Time deposits	103,034	316	0.61	36,259	78	0.43

Total interest-bearing deposits	308,373	619	0.40	136,462	137	0.20
FHLB Advances and other borrowings	17,197	33	0.38	727	1	0.28
Subordinated notes	5,621	140	5.00	—	—	—

Total interest-bearing liabilities	331,191	792	0.48	137,189	138	0.20
Non-interest-bearing liabilities	97,639			41,561

Total liabilities	428,830			178,750
Stockholders’ equity	71,732			61,412

Total liabilities and stockholders’ equity	$500,562			$240,162

Net interest income		$7,887			$3,392

Net interest rate spread (3)			3.45			3.01
Net interest-earning assets (4)	$110,246			$81,295

Net interest margin (5)			3.57			3.09
Average interest-earning assets to average interest-bearing liabilities	133.3%			159.3%

(1)	Annualized.
(2)	Includes interest-earning deposits, federal funds, FHLB stock and time deposits with other banks.
(3)	Net interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and June 30, 2015

General. Net income for the three months ended June 30, 2016 was $73,000 compared to a net loss of $151,000 for the three months ended June 30, 2015. The increase in net income was primarily due to increases in net interest income of $2.2 million and due to the growth in the Company’s assets an increase in noninterest income of $822,000. These increases in revenue were offset by increases in noninterest expense of $1.0 million and provision for loan losses of $350,000. The increase in noninterest expense was mostly comprised of increases in compensation, occupancy, and data processing expenses due to the expanded size and footprint of the Company. These increases in expenses were offset partially by a decrease of $768,000 in Merger related expenses.

Interest Income. Interest income increased $2.6 million, or 149.6%, to $4.3 million for the three months ended June 30, 2016 primarily as a result of a $2.5 million increase in interest income on loans. The increase in interest income resulted primarily from a $207.6 million increase in the average balance of our interest-earnings assets to $439.3 million and a 96 basis points increase in the average yield on our interest-earning assets to 3.94% for the three months ended June 30, 2016 compared to the prior year period.

Interest income on loans increased $2.5 million, or 163.9%, to $4.0 million for the three months ended June 30, 2016 as compared to the same period in 2015. The average balance of loans increased to $215.0 million for the three months ended June 30, 2016 from $128.4 million for the three months ended June 30, 2015, as a result of the completion of the Community Southern merger and the branch acquisition. Despite the generally low rate yield environment, the Bank experienced only a small decrease in its average yield on loans decreasing 4 basis points to 4.71% in the three months ended June 30, 2016 as compared to the same period in 2015.

Interest income on investment securities increased $80,000, or 49.7%, to $241,000 for the three months ended June 30, 2016 as compared to the same period in 2015, mostly as a result of a 41 basis points increase in the average yield on investment securities to 1.41% as a result of the higher yielding securities in the portfolio compared to the same period in 2015. The average balance of investment securities increased $4.0 million to $68.6 million for the three months ended June 30, 2016 from $64.6 million for the three months ended June 30, 2015. The increase in the average balance of investment securities was the result of purchases designed to achieve improved portfolio diversification.

Interest Expense. Interest expense increased $381,000, or 536.6%, to $452,000 for the three months ended June 30, 2016 from $71,000 for the three months ended June 30, 2015 as the result of the increase in deposits as a result of the completion of the Community Southern merger and the branch acquisition and the $147,000 increase in borrowing costs from the subordinated debt and increased use of short-term FHLB advances. The average cost of interest-bearing deposits increased by 20 basis points to 0.40% for the three months ended June 30, 2016 from 0.20% for the three months ended June 30, 2015 reflecting the slightly higher deposit rates assumed in the Community Southern Merger. The average balance of interest-bearing deposits increased by $166.4 million during the three months ended June 30, 2016 to $306.5 million compared to the prior year period due to the Community Southern Merger. The average balance of borrowings increased $20.7 million for the three months ended June 30, 2016 due to the $11.0 million in subordinated debt and increased use of short-term FHLB advances which currently serve as a lower rate means of funding than time deposits.

Net Interest Income. The effect of a higher average balance on loans and higher yielding asset mix compared to the prior year period has increased the Company’s net interest income for the three months ended June 30, 2016. Net interest income increased $2.2 million, or 133.0%, to $3.9 million for the three months ended June 30, 2016 compared to the prior year period. The net interest rate spread increased to 3.39% for the three months ended June 30, 2016 from 2.77% for the three months ended June 30, 2015. Our net interest margin increased to 3.53% for the three months ended June 30, 2016 from 2.85% for the three months ended June 30, 2015.

Provision for Loan Losses. We recorded a $350,000 provision for loan losses for the three months ended June 30, 2016 compared to no provision for the three months ended June 30, 2015. Although the Company has continued to experience strong credit quality, the need for additional provision was necessitated by the growth in loans, which grew 40.0% on an annualized basis during the second quarter. Net recoveries for the three months ended June 30, 2016 were $13,000 compared to net recoveries of $140,000 for the three months ended June 30, 2015.

Management considers the allowance for loan losses at June 30, 2016 to be adequate to cover losses inherent in the loan portfolio based on an assessment of the qualitative and quantitative factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income increased $822,000, or 251.4%, to $1.1 million for the three months ended June 30, 2016 from $327,000 for the three months ended June 30, 2015. The increase was primarily related to a $563,000 gain recognized on the sale-leaseback of the Bank’s Brandon office. The sale will enable the Bank to build a more efficient office on part of the land sold. The Bank also experienced a $176,000 increase in fees and service charges on deposit accounts, a $52,000 increase in gains on securities sales, and a $25,000 increase in income from bank-owned life insurance.

Noninterest Expenses. Non-interest expense increased $1.0 million to $4.6 million for the three months ended June 30, 2016 compared to the same period in 2015. The increase primarily reflected an increase of $833,000 in salaries and employee benefits expense. The salaries and employee benefits expense increase quarter over quarter was mostly attributable to the Company’s 2015 equity plan and the increased number of employees resulting from the expanded footprint of the Bank. Occupancy, data processing, and other expenses have all increased proportionally with the increased size of the Company. The Company also had a decrease of $768,000 in merger related expenses during the three months ended June 30, 2016 as compared to the prior year period.

Income Tax Expense (Benefit). Income taxes were $36,000 for the three months ended June 30, 2016 due to pretax income of $109,000 at a 33% effective tax rate compared to an income tax benefit of $1.4 million for the three months ended June 30, 2015 due to the pretax loss of $1.5 million and the change in accounting in estimate for bank owned life insurance which resulted in a $733,000 benefit.

Comparison of Operating Results for the Six months Ended June 30, 2016 and June 30, 2015

General. Net income for the six months ended June 30, 2016 was $227,000 compared to a net loss of $504,000 for the six months ended June 30, 2015. The increase in net income was primarily due to an increase in net interest income of $4.5 million and an increase in non-interest income of $1.1 million due to the growth in the Company’s assets. These increases in revenue were offset by increases in noninterest expense of $2.7 million and provision for loan losses of $350,000. The increase in noninterest expense was mostly comprised of increases in compensation, occupancy, and data processing expenses due to the expanded size and footprint of the Company. These increases in expenses were offset partially by a decrease of $1.0 million in Merger related expenses.

Interest Income. Interest income increased $5.1 million, or 145.9%, to $8.7 million for the six months ended June 30, 2016 as compared to the same period in 2015, primarily as a result of a $5.0 million increase in interest income on loans. The increase in interest income resulted primarily from a $222.9 million increase in the average balance of our interest-earnings assets to $441.4 million and a 72 basis points increase in the average yield on our interest-earning assets to 3.93% for the six months ended June 30, 2016 compared to the prior year period. The increase in the average yield was attributable to the mix of interest earning assets, as the higher yielding loan portfolio represented the majority of the asset growth.

Interest income on loans increased $5.0 million, or 163.7%, to $8.1 million for the six months ended June 30, 2016 due mainly to the increase in the average balance of loans. Average loans for the six months ended June 30, 2016 increased by $218.6 million to $338.5 million from $119.9 million for the six months ended June 30, 2015 as a result of the completion of the Community Southern merger and the branch acquisition. The average yield on loans decreased 31 basis points to 4.78% for the six months ended June 30, 2016 from 5.09% for the six months ended June 30, 2015. During the six months ended June 30, 2015, the Bank recognized $151,000 of past due interest due to the payoff of a restructured loan in the first quarter of 2015.

Interest income on investment securities increased $78,000, or 20.3%, to $462,000 for the six months ended June 30, 2016 as a result of the increase of 20 basis points in the average yield. The average yield on investment securities increased to 1.39% for the six months ended June 30, 2016 from 1.19% for the six months ended June 30, 2015 as a result of the higher yielding securities in the portfolio compared to the same period in 2015. The average balance of investment securities increased $2.0 million to $66.3 million for the six months ended June 30, 2016 from $64.3 million for the six months ended June 30, 2015. The increase the in average balance of investment securities was the result of purchases designed to achieve improved portfolio diversification.

Interest Expense. Interest expense increased $654,000, or 473.9%, to $792,000 for the six months ended June 30, 2016 from $138,000 for the six months ended June 30, 2015. The increase can be attributed to the increase in average deposits and the increased borrowing costs of $172,000, mostly from the $11.0 million subordinated notes issued in March 2016 and increased usage of short-term FHLB advances. The average balance of interest-bearing deposits increased by $171.9 million during the six months ended June 30, 2016 to $308.4 million, due to mainly to the increased deposits assumed in the Community Southern merger. The average cost of deposits increased by 20 basis points to 0.40% for the six months ended June 30, 2016 from 0.20% for the six months ended June 30, 2015 due mainly to the higher rates assumed in the Community Southern merger. The average balance of borrowings increased $22.1 million for the six months ended June 30, 2016 from the $11.0 million in subordinated debt issued on March 30, 2016 and increased use of short-term FHLB advances which currently serve as a lower rate means of funding than time deposits.

Net Interest Income. The effect of higher average balances on loans and securities and an increased average yield on loans and securities has increased the Bank’s net interest income for the six months ended June 30, 2016 compared to the prior year period. Net interest income increased $4.5 million, or 132.5%, to $7.9 million for the six months ended June 30, 2016 compared to the prior year period. The increase was primarily due to the increase in our net interest rate spread to 3.45% for the six months ended June 30, 2016 from 3.01% for the six months ended June 30, 2015. Our net interest margin increased to 3.57% for the six months ended June 30, 2016 from 3.09% for the six months ended June 30, 2015.

Provision for Loan Losses. We recorded $350,000 provision for loan losses for the six months ended June 30, 2016 compared to no provision for the six months ended June 30, 2015. The need for additional provision was necessitated by the growth in loans, which grew 28.0% on an annualized basis during the first half of the year. Net recoveries for the six months ended June 30, 2016 were $34,000 compared to net recoveries of $157,000 for the six months ended June 30, 2015.

Management considers the allowance for loan losses at June 30, 2016 to be adequate to cover losses inherent in the loan portfolio based on an assessment of the qualitative and quantitative factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income increased $1.1 million or 146.7%, to $1.8 million for the six months ended June 30, 2016 from $736,000 for the six months ended June 30, 2015. The increase was primarily related to a $563,000 gain on the sale and subsequent partial leaseback of the Bank’s Brandon office, a $374,000 increase in the fees and service charges related to deposits, and a $51,000 increase in income from bank-owned life insurance.

Noninterest Expense. Non-interest expense increased $2.7 million, or 43.6%, to $9.0 million for the six months ended June 30, 2016 compared to the same period in 2015. The increase primarily reflected an increase of $1.9 million in salaries and employee benefits expense. The salaries and employee benefits expense increase period over period was attributable to the increased number of employees resulting from the Community Southern Merger and branch acquisition and increased expense from the 2015 equity plan. The other expense categories grew proportionally with the increased size of the Company. The Company had a decrease of $1.0 million in merger related expenses.

Income Tax Expense. Income tax expense was $85,000 for the six months ended June 30, 2016 due to pretax income of $312,000 as compared to a benefit of $1.7 million for the six months ended June 30, 2015. The Company performed a change in accounting estimate for bank owned life insurance, which resulted in a benefit of approximately $733,000 for the six months ended June 30, 2015.

Asset Quality

Non-Performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and other real estate owned, totaled $1.3 million, or 0.26% of total assets, at June 30, 2016 and $783,000, or 0.15% of total assets, at December 31, 2015. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no accruing loans past due 90 days or more at June 30, 2016 or December 31, 2015.

	At June 30,	At December 31,
	2016	2015
	(dollars in thousands)
Non-accrual loans:
Real estate mortgage loans:
One- to four-family residential	$308	$40
Commercial real estate and multi-family	497	373
Construction and land	211	156
Non-Real estate loans:
Commercial business loans	95	—
Consumer loans	—	—

Total non-accrual loans	1,111	571

Non-accruing troubled debt restructured loans:
Commercial real estate and multi-family	160	180
Total non-performing loans	1,271	751

Other real estate owned:
One- to four-family	20	—
Land and construction	32	32

Total other real estate owned	52	32

Total non-performing assets	$1,323	$783

Total accruing troubled debt restructured loans	$1,243	$1,355

Total non-performing loans to total loans	0.34%	0.23%

Total non-performing assets to total assets	0.26%	0.15%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the six months ended June 30,
	2016	2015
	(dollars in thousands)
Allowance at beginning of period	$2,511	$1,726
Provision for loan losses	350	—
Charge offs:
Real estate mortgage loans:
One- to four-family residential	(22)	(1)
Commercial real estate and multi-family	—	—
Construction and land	—	—
Commercial business loans	(11)	(9)
Consumer loans	(2)	—

Total charge-offs	(35)	(10)

Recoveries:
Real estate mortgage loans:
One- to four-family residential	—	1
Commercial real estate and multi-family	3	114
Construction and land	—	—
Home Equity	24
Commercial business loans	40	50
Consumer loans	2	2

Total recoveries	69	167

Net recoveries (charge-offs)	34	157

Allowance at end of period	$2,895	$1,883

Allowance to nonperforming loans	227.8%	115.2%
Allowance to total loans outstanding at the end of the period	0.77%	0.61%
Net recoveries (charge-offs) to average loans outstanding during the period (annualized)	0.01%	0.26%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At June 30, 2016, we had the capacity to borrow approximately $128.5 million from the Federal Home Loan Bank of Atlanta. At June 30, 2016, we had outstanding advances of approximately $30.0 million and at December 31, 2015 we had $27.5 million in outstanding advances from the Federal Home Loan Bank of Atlanta. We also have lines of credit at three financial institutions that would allow us to borrow up to $25.5 million at June 30, 2016. No credit lines were drawn upon at June 30, 2016.

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

The principle sources of the Holding Company’s liquidity are its existing cash resources. The Holding Company serves as a source of capital strength for the Bank. The Holding Company has undertaken recent actions that demonstrate its ability to access capital and provide for the funding needs of the Bank. Cash on hand at the Holding Company represent mainly the proceeds of our December 2015 private placement of common stock, which raised net proceeds of approximately $11.4 million. On March 30, 2016, the Holding Company also issued $11.0 million in subordinated notes, the proceeds of which were contributed to the Bank to support the growing loan demand.

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

At June 30, 2016, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of 12.1% of adjusted total assets, which is above the required level of 5.00% to be considered “well capitalized”, common equity tier 1 capital to risk-weighted assets of 14.7%, which is above the required level of 6.50% to be considered “well capitalized”, tier 1 capital to risk-weighted assets of 14.7%, which is above the required level of 8.00% to be considered “well capitalized”, and total risk-based capital of 15.4% of risk-weighted assets, which is above the required level of 10.00% to be considered “well capitalized”. The capital conservation buffer was 7.44% exceeding the minimum of 0.625% for 2016. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2016, we had unfunded loan commitments of $58.8 million and stand-by letters of credit of $739,000. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from June 30, 2016 totaled $87.3 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies

Item 4. Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2016, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of June 30, 2016, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company as of June 30, 2016.

Item 1A.	Risk Factors

Not required for smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3.	Defaults Upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

Exhibits:
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.0	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SUNSHINE BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSHINE BANCORP, INC.

Date: August 12, 2016	By:	/s/ Andrew S. Samuel
Andrew S. Samuel
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 12, 2016	By:	/s/ John Finley
John Finley
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)