Form 10-Q
period 2016-09-30
Sunshine Bancorp, Inc.
filed 2016-11-14
CIK 1599891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, there were issued and outstanding 7,995,059 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

September 30, 2016 Form 10-Q

SUNSHINE BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	As of September 30, 2016	As of December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$12,476	$13,220
Interest-earning deposits in financial institutions	14,206	16,523
Federal funds sold	28,589	29,601

Cash and cash equivalents	55,271	59,344
Time deposits with banks	2,695	4,410
Securities available for sale	61,036	65,944
Loans held for sale	—	790
Loans, net of allowance for loan losses of $2,846 and $2,511	395,994	326,266
Premises and equipment, net	16,866	17,612
Federal Home Loan Bank stock, at cost	1,944	1,597
Cash surrender value of bank-owned life insurance	12,366	12,122
Deferred income tax asset	6,108	6,426
Goodwill and other intangibles	10,016	10,101
Accrued interest receivable	1,110	1,048
Other real estate owned	32	32
Other assets	554	1,573

Total assets	$563,992	$507,265

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand accounts	$85,304	$89,114
Interest-bearing demand and savings accounts	234,697	198,977
Time deposits	118,766	111,020

Total deposits	438,767	399,111
Other borrowings	36,803	28,927
Subordinated Notes	11,000	—
Other liabilities	4,712	7,833

Total liabilities	491,282	435,871

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized; none outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; issued and outstanding of 5,260,252 at September 30, 2016 and 5,259,321 at December 31, 2015	53	53
Additional paid in capital	53,400	52,763
Retained income	22,317	21,846
Unearned employee stock ownership plan (“ESOP”) shares	(3,160)	(3,160)
Accumulated other comprehensive income (loss)	100	(108)

Total stockholders’ equity	72,710	71,394

Total liabilities and stockholders’ equity	$563,992	$507,265

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three months Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans	$4,582	$3,909	$12,678	$6,962
Securities	222	141	684	525
Other	43	33	164	105

Total interest income	4,847	4,083	13,526	7,592

Interest Expense:
Deposits	349	244	962	381
Borrowed funds	192	53	372	54

Total interest expense	541	297	1,334	435

Net interest income	4,306	3,786	12,192	7,157
Provision for loan losses	—	—	350	—

Net interest income after provision for loan losses	4,306	3,786	11,842	7,157

Noninterest income:
Fees and service charges on deposit accounts	314	252	952	532
Mortgage Broker Fees	42	—	112	16
Gain on sale of premise	—	—	563	—
Gain on sale of other real estate owned	18	—	18	20
Gain on sale of securities	77	—	208	195
Income from bank-owned life insurance	97	86	289	203
Other	121	87	343	192

Total noninterest income	669	425	2,485	1,158

Noninterest expenses:
Salaries and employee benefits	2,423	2,381	7,440	5,528
Occupancy and equipment	544	444	1,706	1,000
Data and item processing services	440	227	1,177	491
Professional fees	246	219	665	500
Advertising and promotion	13	55	80	131
Stationery and supplies	64	21	165	90
FDIC Deposit insurance	96	92	298	187
Merger related	207	119	302	1,240
Other	569	583	1,809	1,246

Total noninterest expenses	4,602	4,141	13,642	10,413

Income (Loss) before income taxes	373	70	685	(2,098)
Income tax (benefit) expense	129	21	214	(1,643)

Net income (loss)	$244	$49	$471	$(455)

Preferred Stock dividend requirement	—	(14)	—	(14)

Net income (loss) available to common stockholders	$244	$35	$471	$(469)

Basic earnings (loss) per share	$0.05	$0.01	$0.10	$(0.12)

Diluted earnings (loss) per share	$0.05	$0.01	$0.09	$(0.12)

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$244	$49	$471	$(455)
Other comprehensive income:
Change in unrealized gain on securities:
Unrealized gain arising during the period	96	93	542	302
Reclassification adjustment for realized gains	(77)	—	(208)	(195)

Net change in unrealized gain	19	93	334	107
Deferred income taxes on above change	(7)	(34)	(126)	(39)

Total other comprehensive income	12	59	208	68

Comprehensive income (loss)	$256	$108	$679	$(387)

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per share amounts)

Nine months Ended September 30, 2016 and 2015

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Income	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	—	$—	4,232,000	$42	$40,766	$24,091	$(3,273)	$—	$61,626
Net loss (Unaudited)	—	—	—	—	—	(455)	—	—	(455)
Dividends paid on Preferred Stock (Unaudited)	—	—	—	—	—	(14)	—	—	(14)
Preferred stock exchanged (Unaudited)	5,700	5,700	—	—	—	—	—	—	5,700
Preferred stock redeemed (Unaudited)	(5,700)	(5,700)	—	—	—	—	—	—	(5,700)
Net change in unrealized loss on Securities available for sale, net of taxes (Unaudited)	—	—	—	—	—	—	—	68	68

Balance, September 30, 2015 (Unaudited)	—	—	4,232,000	$42	$40,766	$23,622	$(3,273)	$68	$61,225

Balance, December 31, 2015	—	$—	5,259,321	$53	$52,763	$21,846	$(3,160)	$(108)	$71,394
Net Income (Unaudited)	—	—	—	—	—	471	—	—	471
Issuance of common stock under share-based awards plan, net (Unaudited)	—	—	931	—	—	—	—	—	—
Stock based compensation (Unaudited)	—	—	—	—	637	—	—	—	637
Net change in unrealized loss on Securities available for sale, net of taxes (Unaudited)	—	—	—	—	—	—	—	208	208

Balance, September 30, 2016 (Unaudited)	—	$—	5,260,252	$53	$53,400	$22,317	$(3,160)	$100	$72,710

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$471	$(455)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, Amortization, Accretion, net	1,136	575
Provisions for loan losses	350	—
Gain on sale of loans originated for sale	(112)	(16)
Proceeds from the sale of loans originated for sale	902	1,864
Loans originated as for sale	—	(729)
Income from bank-owned life insurance, net	(244)	(203)
(Gain) on sale of other real estate owned	(18)	(20)
Gain on sale of securities available for sale	(208)	(195)
Gain on sale of premises	(563)	—
(Increase) decrease in accrued interest receivable	(62)	273
Decrease (increase) in deferred tax assets	192	(1,752)
Decrease (increase) in other assets	1,057	(29)
Stock options and restricted stock compensation expense	637	—
Decrease in other liabilities	(3,121)	(297)

Net cash provided by (used in) operating activities	417	(984)

Cash flows from investing activities:
Maturities of time deposits with banks	1,715	1,225
Maturities & repayments of securities held to maturity	—	5,800
Proceeds from sale of securities available for sale	22,158	60,369
Purchases of securities available for sale	(35,870)	—
Calls, repayments, and maturities of securities available for sale	18,527	4,497
Net increase in loans	(70,034)	(40,121)
Proceeds from the sale of premise and equipment, net	1,600
Purchases of premises and equipment, net	(771)	(2,421)
(Purchase) Redemption of Federal Home Loan Bank stock	(347)	442
Business acquisitions, net of cash received	—	(20,111)

Net cash (used in) provided by investing activities	(63,022)	9,680

Cash flows from financing activities:
Net increase in deposits	39,656	11,143
Net increase (decrease) in Other Borrowings	7,876	(12,583)
Issuance of Subordinated Notes	11,000	—
Preferred stock dividend	—	(14)
Redemption of preferred stock	—	(5,700)

Net cash provided by (used in) financing activities	58,532	(7,154)

Increase in cash and cash equivalents	(4,073)	1,542
Cash and cash equivalents at beginning of period	59,344	20,479

Cash and cash equivalents at end of period	$55,271	$22,021

Cash paid during the period for interest	$1,133	$408

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
Noncash transaction-	2016	2015
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of taxes	$208	$68

Securities held to maturity transferred to available for sale	$—	$69,665

Transfer from loans to other real estate owned	$20	$—

Acquisition of Community Southern Bank assets and liabilities:
Noncash assets acquired

Securities available for sale	$—	$44,372
Loans	$—	$171,476
Premises and equipment	$—	$6,097
Federal Home Loan Bank stock	$—	$1,540
Cash surrender value of bank-owned life insurance	$—	$4,585
Deferred income taxes	$—	$2,095
Goodwill	$—	$8,662
Core Deposit Intangible	$—	$588
Accrued interest	$—	$685
Other assets	$—	$114

Liabilities assumed and stockholders equity exchanged:
Deposits	$—	$178,912
Federal Home Loan Bank advances	$—	$31,480
Other borrowings	$—	$3,285
Other liabilities	$—	$726
Preferred Stock	$—	$5,700

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

Sunshine Bank is a federal stock savings bank. It was first organized in 1954 as a federal mutual savings and loan association under the name First Federal Savings and Loan Association of Plant City. In 1975, the Bank changed its name to Sunshine State Federal Savings and Loan Association. In 2014, the Bank changed its name to Sunshine Bank. The Bank through its eighteen full service banking offices provides a variety of retail community banking services to individuals and businesses primarily in Hillsborough, Polk, Manatee, Sarasota, Pasco, Orange, and with its recent acquisition enters Brevard, Osceola, and Seminole Counties, Florida.

Our accounting and reporting policies conform to Accounting Principles Generally Accepted in the United States of America (“GAAP”) and general practices within the banking industry and are described in note 1 to the audited consolidated financial statements in our 2015 Annual Report on Form 10-K, as updated by information in this Form 10-Q. These condensed consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q, certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2016, and the results of operations for the three and nine month periods ended September 30, 2016 and 2015. The results of operations for the three and nine month periods ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year or any other period.

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes. While management believes the sources utilized to arrive at the estimates are reliable, different sources or methods could have yielded different estimates. Such different value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired. Material estimates that are particularly susceptible to significant changes include the allowance for loan losses, the valuation of goodwill and other intangibles, deferred income taxes, and purchase accounting related adjustments.

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

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Effects of New Accounting Pronouncements. In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to Credit Losses. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. This guidance is effective for fiscal years beginning after December 15, 2019. The Company will assess this guidance to determine the impact on its consolidated financial statements.

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

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Acquisition of Florida Bank of Commerce. On October 31, 2016, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) entered into May 9, 2016, the Company completed its acquisition of FBC Bancorp, Inc., a Florida corporation (“FBC”), and Florida Bank of Commerce, a Florida state bank and wholly-owned subsidiary of FBC (“FBC Bank”), where FBC merged with and into the Company, and FBC Bank merged with and into Sunshine Bank (collectively, the “Merger”). At the effective time of the Merger, each share of common stock of FBC was converted into 0.88 shares of common stock of the Company. The Company acquired these assets and liabilities to expand its market presence in the Greater Orlando MSA and to further its strategy of capitalizing on opportunities along the demographically attractive I-4 corridor. With the acquisition the Company enters Brevard, Osceola, and Seminole Counties, Florida. Since the acquisition occurred after the reporting date but before the filing of this form 10-Q, the Company has not completed its initial accounting for the business combination which will be accounted for using the acquisition method of accounting. The fair value of the assets and liabilities are still to be determined, which precludes the Company from reporting substantially all the required disclosure including the supplemental pro forma information at this time.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Securities

Securities have been classified according to management intent. On March 19, 2015 the Company transferred all securities classified as held to maturity to available for sale at a fair market value of $69.7 million. The transfer was performed to enhance the interest rate risk position of the Company and provide liquidity for future loan growth. As a result of the transfer, the Company is precluded from classifying securities as held to maturity until March 2017. The amortized cost and fair values of securities are as follows (in thousands):

Securities Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
September 30, 2016:
Federal Home Loan Bank obligations	$3,000	7	—	$3,007
U.S. Government enterprise and agency obligations	10,009	11	—	10,020
Agency Mortgage-backed securities	47,867	209	(67)	48,009

Total	$60,876	227	(67)	$61,036

December 31, 2015:
Federal Home Loan Bank obligations	$15,074	6	(6)	$15,074
U.S. Government enterprise and agency obligations	14,037	7	(37)	14,007
Agency Mortgage-backed securities	37,007	—	(144)	36,863

Total	$66,118	13	(187)	$65,944

The amortized cost and fair value of securities at September 30, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayment rights. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately. (in thousands)

	Securities Available for sale
	Amortized Cost	Fair Value
Due in one year or less	$11,007	$11,025
Due from one year to five years	2,002	2,002
Agency Mortgage-backed securities	47,867	48,009

	$60,876	$61,036

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less Than Twelve Months		More than Twelve Months
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities Available for sale:
At September 30, 2016
Agency Mortgage-backed securities	$(67)	$16,374	$—	$—

At December 31, 2015:
Federal Home Loan Bank obligations	$(6)	$6,018	$—	$—
U.S Government enterprise and agency obligations	(37)	12,000	—	—
Agency Mortgage-backed securities	(144)	36,863	—	—

Totals	$(187)	$54,881	$—	$—

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2016 there were seven securities in a loss position. In considering the credit quality of the issuers, the nature and cause of the unrealized loss, the severity and length of time in an unrealized loss position, and other factors, it is expected that the securities would not be settled at a price less than the par value of the investments. Management determined that the decline in fair value is attributable to fluctuations in interest rates and other market conditions and not a deterioration of the credit quality of the issuers. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The Company pledged securities with a fair market value of approximately $16.7 million at September 30, 2016 and $22.1 million at December 31, 2015 to secure public funds and other borrowings.

Securities available for sale sold, are summarized as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Proceeds received from sale	$9,238	—	$22,158	$60,369

Gross Gains on sale	$77	—	$208	195

(4) Loans

The loan portfolio segments and classes are as follows (in thousands):

	At September 30, 2016	At December 31, 2015
Real estate loans:
One-to-four-family residential	$73,154	$68,169
Commercial and multi-family	227,658	192,568
Construction and land	23,265	17,570
Home equity	11,166	6,623

Total real estate loans	335,243	284,930
Commercial loans	62,709	41,417
Consumer loans	1,239	2,726

Total loans	399,191	329,073
Deduct:
Deferred loan fees, net	(351)	(296)
Allowance for loan losses	(2,846)	(2,511)

Loans, net	$395,994	$326,266

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

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Loans	Commercial Loans	Consumer Loans	Unallocated	Total
Three Months Ended September 30, 2016:
Beginning balance	$2,240	606	35	14	$2,895
(Credit) Provision for loan losses	(234)	190	(9)	53	—
Charge—offs	(73)	(1)	—	—	(74)
Recoveries	8	17	—	—	25

Ending balance	$1,941	812	26	67	$2,846

Three Months Ended September 30, 2015:
Beginning balance	$1,313	496	5	69	$1,883
(Credit) Provision for loan losses	(116)	(29)	15	130	—
Charge-offs	—	—	—	—	—
Recoveries	9	54	1	—	64

Ending balance	$1,206	521	21	199	$1,947

Nine months Ended September 30, 2016:
Beginning balance	$1,354	583	23	551	$2,511
Provision (credit) for loan losses	647	184	3	(484)	350
Charge—offs	(95)	(12)	(3)	—	(110)
Recoveries	35	57	3	—	95

Ending balance	$1,941	812	26	67	$2,846

Nine months Ended September 30, 2015:
Beginning balance	$1,409	308	9	—	$1,726
(Credit) Provision for loan losses	(326)	118	9	199	—
Charge-offs	(1)	(9)	—	—	(10)
Recoveries	124	104	3	—	231

Ending balance	$1,206	521	21	199	$1,947

At September 30, 2016:
Individually evaluated for impairment:
Recorded investment	$1,347	510	—	—	$1,857

Balance in allowance for loan losses	$32	97	—	—	$129

Collectively evaluated for impairment:
Recorded investment	$227,808	48,550	1,239	—	$277,597

Balance in allowance for loan losses	$1,839	708	26	67	$2,640

Recorded investment in loans accounted for under ASC 310-20	$105,897	13,649	—	—	$119,546

Balance in allowance for loan losses	$70	7	—	—	$77

Recorded investment in loans accounted for under ASC 310-30	$191	—	—	—	$191

Balance in allowance for loan losses	$—	—	—	—	$—

At December 31, 2015:
Individually evaluated for impairment:
Recorded investment	$1,527	539	—	—	$2,066

Balance in allowance for loan losses	$39	9	—	—	$48

Collectively evaluated for impairment:
Recorded investment	$159,738	11,830	1,124	—	$172,692

Balance in allowance for loan losses	$1,315	574	23	551	$2,463

Recorded investment in loans accounted for under ASC 310-20	$123,022	28,990	1,602	—	$153,614

Balance in allowance for loan losses	$—	—	—	—	$—

Recorded investment in loans accounted for under ASC 310-30	$643	58	—	—	$701

Balance in allowance for loan losses	$—	—	—	—	$—

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

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the loan credit quality (in thousands):

	Real Estate Loans
	One-to Four-Family Residential	Commercial and Multi Family	Construction and Land	Home Equity	Commercial	Consumer	Total
Credit Risk Profile by Internally Assigned Grade:
At September 30, 2016:
Grade:
Pass	$72,096	224,192	22,546	10,823	61,507	1,239	$392,403
Special mention	821	736	664	—	81	—	2,302
Substandard	237	2,730	55	343	1,121	—	4,486

Total	$73,154	227,658	23,265	11,166	62,709	1,239	$399,191

At December 31, 2015:
Grade:
Pass	$66,271	189,979	16,705	6,241	38,375	2,726	$320,297
Special mention	972	1,066	707	382	70	—	3,197
Substandard	926	1,523	158	—	2,972	—	5,579

Total	$68,169	192,568	17,570	6,623	41,417	2,726	$329,073

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At September 30, 2016:
Real estate mortgage loans:
One-to-four family residential	$107	—	—	107	72,840	207	$73,154
Commercial Real Estate and Multifamily	309	—	—	309	226,790	559	227,658
Construction and Land	—	—	—	—	23,210	55	23,265
Home Equity	23	—	—	23	11,143	—	11,166
Commercial loans	—	—	—	—	62,574	135	62,709
Consumer loans	48	2	—	50	1,189	—	1,239

Total	$487	2	—	489	397,746	956	$399,191

At December 31, 2015:
Real estate mortgage loans:
One-to-four family residential	$255	13	—	268	67,861	40	$68,169
Commercial Real Estate and Multifamily	355	—	—	355	191,660	553	192,568
Construction and Land	192	—	—	192	17,220	158	17,570
Home Equity	11	—	—	11	6,612	—	6,623
Commercial loans	193	—	—	193	41,224	—	41,417
Consumer loans	—	—	—	—	2,726	—	$2,726

Total	$1,006	13	—	1,019	327,303	751	$329,073

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2016
Real estate mortgage loans:
One-to- four-family residential	$—	$—	$451	$451	$32	$451	$451	$32
Commercial and Multifamily	896	1,798	—	147	—	896	1,945	—
Commercial loans	434	464	76	81	97	510	545	97

	$1,330	$2,262	$527	$679	$129	$1,857	$2,941	$129

December 31, 2015:
Real estate mortgage loans:
One-to- four-family residential	$—	$—	$460	$460	$39	$460	$460	$39
Commercial and Multifamily	909	1,849	—	—	—	909	1,849	—
Construction and Land	158	164	—	—	—	158	164	—
Commercial loans	452	482	87	92	9	539	574	9

	$1,519	$2,495	$547	$552	$48	$2,066	$3,047	$48

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended September 30,
	2016			2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
One-to-four-family residential	$453	6	6	452	7	4
Commercial real estate and Multifamily	902	8	19	940	7	16
Land and construction	73	—	6	255	—	10
Commercial loans	518	9	10	552	—	10

Total	$1,946	23	41	2,199	14	40

	Nine months Ended September 30,
	2016			2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
One-to-four-family residential	$455	20	18	231	11	8
Commercial real estate and Multifamily	918	36	66	1,451	103	114
Land and construction	167	—	8	85	—	10
Commercial loans	525	27	28	590	—	33

Total	$2,065	83	120	2,357	114	165

During the three and the nine months ended September 30, 2016 and 2015, the Company did not enter into any debt restructurings and the Company had no loans restructured as troubled debt restructurings that subsequently defaulted that had been modified in the previous twelve month period. As of September 30, 2016, the Company had remaining approximately $864,000 accruing TDR’s and $148,000 of non-accruing TDR’s.

At September 30, 2016, the contractually required principal of Purchased Credit Impaired (“PCI”) loans acquired was $312,000. The recorded investment of PCI loans was $191,000. There were no additional losses generated during the three month or nine months ended September 30, 2016 from these loans.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5) Other Borrowings

The Company is a member of the Federal Home Loan Bank of Atlanta (“FHLB”). The FHLB requires members to purchase stock in the FHLB, the required amount changes based upon their level of borrowings. FHLB stock is non-marketable and is carried at cost. At September 30, 2016 the Company held $1.9 million in FHLB stock.

At September 30, 2016, the Company had a maximum borrowing capacity of approximately $128.5 million with the FHLB. Advances are secured by a blanket lien on loans and the Company’s FHLB stock. Pursuant to the collateral agreement, borrowing availability is determined by the amount of qualifying collateral pledged. As of September 30, 2016, the Company had $107.8 million in loans pledged and total availability of approximately $72.6 million.

As of at September 30, 2016, the Company had the following FHLB advances ($ in thousands).

Maturing in the Year Ending December 31,	Advance Type	Interest Rate	Amount
2016	Fixed Rate	0.62%	$10,000
2016	Fixed Rate	0.60%	$10,000
2016	Fixed Rate	0.57%	$10,000
2016	Fixed Rate	0.50%	$5,000

Total			$35,000

The Company enters into sweep agreements with customers that sweep funds from deposit accounts into investment accounts. These investment accounts are not federally insured and are treated as borrowings. At September 30, 2016, the outstanding balance of such borrowings totaled $1.8 million. The Company pledged securities with a market value of $5.0 million as collateral for these agreements. There were $1.5 million in sweep agreements at December 31, 2015.

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

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(7) Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At September 30, 2016		At December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$55,271	$55,271	$59,344	59,344
Time deposits with banks (Level 1)	2,695	2,695	4,410	4,410
Securities available for sale (Level 2)	61,036	61,036	65,944	65,944
Loans held for sale (Level 3)	—	—	790	806
Loans (Level 3)	395,994	401,812	326,266	330,801
Federal Home Loan Bank stock (Level 3)	1,944	1,944	1,597	1,597
Accrued interest receivable (Level 3)	1,110	1,110	1,048	1,048
Financial liabilities:
Deposits (Level 3)	438,767	438,667	399,111	399,000
FHLB Advances (Level 3)	35,000	34,997	27,500	27,487
Other borrowings (Level 3)	1,803	1,803	1,427	1,427
Subordinated notes (Level 3)	11,000	10,859	—	—
Off-balance-sheet financial instruments (Level 3)	—	—	—	—

Discussion regarding the assumptions used to compute the estimated fair values of instruments can be found in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2016 (“2015 Form 10-K”).

(8) Fair Value Measurements

Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Level 1	Level 2	Level 3
At September 30, 2016:
Federal Home Loan Bank obligations	$3,007	—	3,007	—
U.S. Government enterprise and agency obligations	10,020	—	10,020	—
Mortgage-backed securities	48,009	—	48,009	—

Total	$61,036	—	61,036	—

	Fair Value	Level 1	Level 2	Level 3
At December 31, 2015:
Federal Home Loan Bank obligations	$15,074	—	15,074	—
U.S. Government enterprise and agency obligations	14,007	—	14,007	—
Mortgage-backed securities	36,863	—	36,863	—

Total	$65,944	—	65,944	—

During the nine months ended September 30, 2016, no securities were transferred in or out of Levels 1, 2, or 3.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis, excluding purchased credit impaired loans are as follows (in thousands):

	At Period End				Total Losses	Losses Recorded During the Period
	Fair Value	Level 1	Level 2	Level 3
At September 30, 2016:
Commercial and Multifamily	$405	—	—	405	645	—
Commercial	433	—	—	433	72	—

Total	$839	—	—	839	717	—

At December 31, 2015:
Commercial and Multifamily	$450	—	—	450	645	—
Commercial	452	—	—	452	72	—

Total	$902	—	—	902	717	—

Other real estate owned which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

	At Period End				Total Losses	Losses Recorded During the Period
	Fair Value	Level 1	Level 2	Level 3
At September 30, 2016
Other real estate owned	$32	—	—	32	—	—

At December 31, 2015
Other real estate owned	$32	—	—	32	—	—

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9) Employee Stock Ownership Plan (“ESOP”)

The Holding Company has established an ESOP which acquired 338,560 shares in exchange for a $3,385,600 indirect note payable from the Employee Stock Ownership Plan Trust to the Holding Company. The note bears interest at a variable rate based on Prime and is payable in thirty annual installments. As of September 30, 2016, 22,571 shares held by the Employee Stock Ownership Plan Trust have been released and allocated to employees.

ESOP shares were as follows ($ in thousands, except per share amounts):

	At September 30, 2016	At December 31, 2015
Allocated shares	22,571	22,571
Unallocated shares	315,989	315,989

Total ESOP shares	338,560	338,560

Fair value of unallocated shares	$4,670	$4,803

(10) Stock-Based Compensation

On August 26, 2015, stockholders approved the Company’s 2015 Equity Incentive Plan (the “Plan”), which provides for the grant of stock-based awards to officers, employees and directors of the Company. On September 28, 2016, stockholders approved an amendment to the Plan. The amendment increased the total number of shares available for issuance from 592,480 shares to 742,480 shares and the corresponding increase in the maximum number of shares issuable pursuant to the exercise of stock options. In connection with the overall increase, stockholders approved to simplify and consolidate the various limitations on issuances of types of award. Additional details regarding changes to the Plan can be found on the Company’s registration statement filed on Form S-4 with the SEC.

The fair value of options is measured on the grant date using the Black-Scholes option-pricing model. The Company used the following assumptions to determine the fair value of stock options granted which included the one year Treasury-bill rate to establish a risk free interest rate of 0.32%, expected volatility of 16.7%, and an expected life of seven years. There were no outstanding stock options or restricted stock grants as of September 30, 2015.

Summary of the outstanding stock options and restricted stock under the 2015 Equity Plan at September 30, 2016:

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	373,760	$13.96
Granted	10,000	$15.15
Vested	2,000	$15.15
Forfeitures	(32,366)	$13.96
Outstanding at September 30, 2016	351,394	$13.99
Exercisable at September 30, 2016	69,798	$13.99

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	158,724	$13.96
Granted	7,000	$15.15
Vested	1,050	$15.15
Shares withheld for income tax purposes	(350)	$15.15
Forfeitures	(6,400)	$13.96
Outstanding at September 30, 2016	158,974	$13.99

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

There were changes in the risk weighting of certain assets to better reflect the risk associated with those assets, such as the risk weighting for nonperforming loans and certain high volatility commercial real estate acquisitions, development and construction loans. The changes also include additional limitations on the inclusion of deferred tax asset in capital. The Bank made a one-time election to exclude accumulated other comprehensive income from regulatory capital in order to reduce the impact of market volatility on regulatory capital. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2016, the Bank’s capital conservation buffer was 7.84% exceeding the minimum of 0.625% for 2016.

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at September 30, 2016 and December 31, 2015. As of September 30, 2016, the Bank was “Well Capitalized” under all capital ratios.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized
	Amount	%	Amount	%	Amount	%
September 30, 2016
Common Equity Tier 1 to Risk-Weighted Assets	$64,583	15.17%	$19,161	4.50%	$27,677	6.50%
Tier I Capital to Risk-Weighted Assets	64,583	15.17%	25,548	6.00%	34,064	8.00%
Total Capital to Risk-Weighted Assets	67,429	15.84%	34,064	8.00%	42,580	10.00%
Tier I Capital to Total Assets	64,583	12.62%	20,469	4.00%	25,587	5.00%

December 31, 2015
Common Equity Tier 1 to Risk-Weighted Assets	$45,056	12.44%	$16,297	4.50%	$23,540	6.50%
Tier I Capital to Risk-Weighted Assets	45,056	12.44%	21,729	6.00%	28,972	8.00%
Total Capital to Risk-Weighted Assets	47,567	13.13%	28,972	8.00%	36,215	10.00%
Tier I Capital to Total Assets	45,056	9.76%	18,466	4.00%	23,082	5.00%

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(12) Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months and the nine months ended September 30, 2016 outstanding stock options are considered dilutive securities for the purposes of calculating diluted earnings per share which was computed using the treasury method. There were no stock options outstanding as of September 30, 2015. The shares purchased by the Employee Stock Ownership Plan are included in the weighted-average shares when they are committed to be released. ($ in thousands, except per share amounts):

	Three months Ended Sept 30, 2016	Three months Ended September 30, 2015
Net Income Available to Common Stockholders	$244	$35
Weighted Average Shares	4,944,262	3,904,725
Basic income per share:	$0.05	$0.01
Weighted Average Diluted Shares	4,955,143	3,904,725
Diluted income per share	$0.05	$0.01

	Nine months Ended September 30, 2016	Nine months Ended September 30, 2015
Net Income (Loss) Available to Common Stockholders	$471	$(469)
Weighted Average Shares	4,947,549	3,904,725
Basic income per share:	$0.10	$(0.12)
Weighted Average Diluted Shares	4,960,023	3,904,725
Diluted income per share	$0.09	$(0.12)

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. Certain factors that could cause actual results to differ materially from expected results include, general economic conditions, including our local, state and national real estate markets and employment trends; changes in legislation or regulation; competition from other financial institutions; the accuracy of our estimates of future loan losses; inflation, interest rate, market and monetary fluctuations; acquisitions and integration of acquired businesses; the possible impairment of goodwill associated with our acquisitions; expansion of our operations, including branch openings and branch acquisitions, new product offerings and expansion into new markets; the impact of new capital requirements; restrictions or conditions imposed by our regulators on our operations; cybersecurity breaches, including potential business disruptions or financial losses. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

Overview

The Bank is a financial services institution focused on positively impacting the consumers, businesses, and non-profits throughout central Florida by creating financial success for our customers. Our competitive advantage is our ability to attract and retain employees, who are passionate about providing uncompromising service with a sense of warmth, integrity, friendliness, and company spirit. Operations are conducted from the main banking office in Plant City, Florida and seventeen additional full service Florida banking offices located in Bartow, Brandon, Bradenton, Kissimmee, Lakeland, Lake Mary, Melbourne, Merritt Island, Orlando, Plant City, Riverview, Sarasota, Tampa, Winter Haven, Winter Park, and Zephyrhills,. Our common stock is traded on the NASDAQ Capital Market under the symbol “SBCP.”

Our principal business has consisted of attracting retail and commercial deposits from the general public in our primary market area of Brevard, Hillsborough, Manatee, Orange, Osceola, Pasco, Polk, and Seminole counties, Florida, and investing those deposits, together with funds generated from operations, in commercial real estate loans, commercial business loans and, to a lesser extent, multi-family real estate, land and construction, one-to- four-family and consumer loans. We also invest in securities, which consist primarily of U.S. Treasury securities, U.S government sponsored enterprise (“GSE”) mortgage-backed securities, GSE securities and obligations, U.S. government agency securities, and securities issued by the Federal Home Loan Bank. We offer a variety of deposit accounts to consumers and small businesses, including savings accounts, NOW accounts, money market accounts, certificate of deposit accounts, other borrowings, and cash management programs.

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

Recent Developments

On October 31, 2016, the Company completed its acquisition of the common stock of FBC Bancorp, Inc., a Florida corporation (“FBC”), and Florida Bank of Commerce, a Florida state bank and wholly-owned subsidiary of FBC (“FBC Bank”), pursuant into an Agreement and Plan of Merger (the “Merger Agreement”) entered into May 9, 2016, where FBC merged with and into the Company, with the Company as the surviving entity, and FBC Bank merged with and into Sunshine Bank, with Sunshine Bank surviving as the Company’s wholly-owned subsidiary (collectively, the “Merger”).

The strategic partnership created a franchise with 18 banking facilities across central Florida, stretching from the East to West Coasts. The Company acquired these assets and liabilities to expand its market presence in the Greater Orlando MSA and to further its strategy of growth along the demographically attractive I-4 corridor. The transaction expands Sunshine Bank into contiguous markets. With the Merger the company enters Brevard, Osceola, and Seminole Counties, Florida. The Company believes it is well position to take advantage of high growth markets in Florida by having presence in two of Florida’s largest metropolitan MSA’s in Tampa and Orlando.

At the effective time of the Merger, each share of common stock of FBC was converted into 0.88 shares of common stock of the Company. As a result of the Merger, FBC’s stockholders own approximately 34.6% of the Company’s common stock.

At the completion of the Merger, Dana Kilborne, FBC’s President and Chief Executive Officer, joined the Company as a director, and Executive Vice President of the Company, and Co-President of Sunshine Bank. Four additional FBC board members, Malcolm Kirschenbaum, Sal A. (Joe) Nunziata, James T. Swann, and John C. Reich were appointed to the Company and Sunshine Bank board of directors, increasing the total number of directors of the Company and the Bank to fifteen members.

Critical Accounting Policies

There have been no material changes in our critical accounting policies since the Company filed its Annual Report on Form 10-K for 2015.

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Total Assets. Total assets increased $56.7 million, or 11.2%, to $564.0 million at September 30, 2016 from $507.3 million at December 31, 2015. The increase was primarily the result of an increase of $69.7 million in net loans partially offset by decreases of $4.1 million in cash and cash equivalents and $4.9 million in securities available for sale.

Cash and Cash Equivalents. Total cash and cash equivalents decreased by $4.1 million, or 6.9%, to $55.3 million at September 30, 2016 from $59.3 million at December 31, 2015. Cash provided by financing activities totaled $58.5 million, primarily from increases in deposits, borrowings and subordinated notes. This was offset by cash used in investing of $63.9 million primarily from increases in loans.

Investment Securities. Investment securities decreased $4.9 million, or 7.4%, to $61.0 million at September 30, 2016 from $65.9 million at December 31, 2015. The decrease was primarily due to $18.5 million in maturities, repayments, and calls, and the sale of approximately $22.2 million in securities during the first nine months of 2016, resulting in a $208,000 gain. These decreases in securities were offset by $35.9 million in purchases of agency mortgage backed securities during the same time period. All of our investment securities were classified as available for sale at both September 30, 2016 and December 31, 2015.

Net Loans. Our primary interest-earning asset and source of income is our loan portfolio. Net loans increased $69.7 million, or 21.4%, to $396.0 million at September 30, 2016 from $326.3 million at December 31, 2015. The growth consisted of increases of $35.1 million in commercial real estate loans, $21.3 million in commercial loans,

$4.5 million in home equity loans, and $5.0 million in one-to-four family residential loans. During the first nine months of the year, the Bank continued its strategic emphasis to focus more of its lending activities on the origination of commercial loans. This emphasis stresses the Bank’s effort on relationship banking and targeted asset class diversification within the loan portfolio. During the third quarter of 2016, the Bank purchased a small pool of 27 residential mortgages totaling $11.2 million to offset greater than anticipated declining balances of one-to-four family residential loans being refinanced. The Bank wanted to supplement this class of loans to continue to meet certain regulatory requirements related to the Bank operating under a thrift charter, such as its Qualified Thrift Lender ratio. While the Bank still plans to sell one-to-four family residential loans originated for sale and recognize gains on the sale, we may further increase our mortgage loans outstanding with additional purchases to stay compliant with our certain thrift related requirements.

Deposits. Deposits increased $39.7 million, or 9.9%, to $438.8 million at September 30, 2016 from $399.1 million at December 31, 2015. The increase was primarily due to a $30.0 million money market deposit made by the Florida Bank of Commerce and an increase of $ $25.0 million in non-reciprocal brokered time deposits, offset by a decrease of $3.8 million in core deposits. The increase in non-reciprocal brokered time deposits was to allow for runoff of higher rate and municipal time deposits requiring pledges. The decrease in core deposits resulted mainly from seasonal variations in the agricultural deposit base. The Bank continued its efforts to attract new customers and offer more banking options to existing relationships by opening two new full service offices in Tampa and Orlando during the first quarter of 2016.

Borrowings. Other borrowings, consisting of Federal Home Loan Bank (“FHLB”) advances and customer repurchase sweep agreements, increased $7.9 million to $36.8 million at September 30, 2016, compared to $28.9 million at December 31, 2015. The $35.0 million in FHLB advances are secured by a blanket asset lien on loans with maximum borrowing capacity of approximately $128.5 million at September 30, 2016, collateralized by residential and commercial real estate loans. The customer repurchase sweep agreements are secured by securities with a market value of $5.0 million at September 30, 2016.

Subordinated notes (the “Notes”) were $11.0 million at September 30, 2016. There were no notes outstanding at December 31, 2015. The Notes were issued on March 30, 2016, to two accredited investors. The investors included a corporation owned and controlled by George Parmer, who is a director of the Company, which purchased $7.0 million in principal amount of the Notes. The Notes bear interest at a fixed interest rate of 5.0% per year. The Notes have a maturity date of April 1, 2021. The Notes are redeemable at the option of the Company, in whole or in part, at any time, without penalty or premium, subject to any required regulatory approvals. The Company contributed the proceeds from the Notes to the Bank as equity capital to support the Bank’s continued growth, including ongoing lending activities.

Stockholders’ Equity. Stockholders’ equity increased $1.3 million, or 1.8%, to $72.7 million at September 30, 2016, as a result of net income of $471,000 for the nine months ended September 30, 2016, $637,000 in additional paid in capital from stock-based compensation and $208,000 in other comprehensive income mainly from increases in unrealized gains on securities.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the three and nine months ended September 30, 2016 and 2015. No tax-equivalent yield adjustments have been made, as we had no tax-free interest-earning assets during the periods. All average balances are daily average balances based upon amortized costs. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest	Average Yield/ Rate(1)	Average Outstanding Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans	$382,165	$4,582	4.80	$314,924	$3,909	4.97
Securities	65,738	222	1.35	54,874	141	1.03
Other(2)	18,403	43	0.93	37,791	33	0.35

Total interest-earning assets	466,306	4,847	4.16	407,589	4,083	4.01
Non-interest-earning assets	57,480			52,636

Total assets	$523,786			$460,225

Interest-bearing liabilities:
Interest-bearing demand and savings accounts	$202,625	$134	0.26	$175,169	$121	0.28
Time deposits	108,196	215	0.79	105,749	123	0.47

Total interest-bearing deposits	310,821	349	0.45	280,918	244	0.35
FHLB Advances and other borrowings	36,038	51	0.57	30,433	53	0.70
Subordinated Notes	11,000	141	5.00	—	—	—

Total interest-bearing liabilities	357,859	541	0.60	311,351	297	0.38
Non-interest-bearing liabilities	93,670			82,052

Total liabilities	451,529			393,403
Stockholders’ equity	72,257			66,822

Total liabilities and stockholders’ equity	$523,786			$460,225

Net interest income		$4,306			$3,786

Net interest rate spread (3)			3.55			3.63
Net interest-earning assets (4)	$108,447			$96,238

Net interest margin (5)			3.69			3.72
Average interest-earning assets to average interest-bearing liabilities	130.3%			130.9%

(1)	Annualized.
(2)	Includes interest-earning deposits, federal funds, FHLB stock and time deposits with other banks.
(3)	Net interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest	Average Yield/ Rate(1)	Average Outstanding Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans	$353,163	$12,678	4.79	$185,603	$6,962	5.00
Securities	66,088	684	1.38	61,830	525	1.13
Other(2)	30,536	164	0.72	35,482	105	0.39

Total interest-earning assets	449,787	13,526	4.01	282,915	7,592	3.58
Non-interest-earning assets	58,573			31,585

Total assets	$508,360			$314,500

Interest-bearing liabilities:
Interest-bearing demand and savings accounts	$204,887	$431	0.28	$125,463	$180	0.19
Time deposits	104,768	531	0.68	59,677	201	0.45

Total interest-bearing deposits	309,655	962	0.41	185,140	381	0.27
FHLB Advances and other borrowings	23,523	91	0.52	10,751	54	0.67
Subordinated notes	7,427	281	5.00	—	—	—

Total interest-bearing liabilities	340,605	1,334	0.52	195,891	435	0.30

Non-interest-bearing liabilities	95,796			55,382

Total liabilities	436,401			251,273
Stockholders’ equity	71,959			63,227

Total liabilities and stockholders’ equity	$508,360			$314,500

Net interest income		$12,192			$7,157

Net interest rate spread (3)			3.49			3.28
Net interest-earning assets (4)	$109,182			$87,024

Net interest margin (5)			3.61			3.37
Average interest-earning assets to average interest-bearing liabilities	132.1%			144.4%

(1)	Annualized.
(2)	Includes interest-earning deposits, federal funds, FHLB stock and time deposits with other banks.
(3)	Net interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and September 30, 2015

General. Net income available to common stockholders for the three months ended September 30, 2016 was $244,000 compared to net income of $35,000 for the three months ended September 30, 2015. The increase in net income available to common stockholders was primarily due to increases in net interest income of $520,000 or 13.7% due to the growth in the Company’s interest earning assets and an increase in noninterest income of $244,000 or 57.4%. This increase in revenue was offset by an increase in noninterest expense of $461,000. The increase in noninterest expense was mostly comprised of increases in compensation, occupancy, and data processing expenses due to the expanded size and footprint of the Company as a result of the Company’s growth strategy.

Interest Income. Interest income increased $764,000 or 18.7%, to $4.8 million for the three months ended September 30, 2016 primarily as a result of a $673,000 increase in interest income on loans. The increase in interest income resulted primarily from a $58.7 million increase in the average balance of our interest-earning assets to $466.3 million and a 15 basis points increase in the average yield on our interest-earning assets to 4.16% for the three months ended September 30, 2016 compared to the prior year period.

Interest income on loans increased $673,000, or 17.2%, to $4.6 million for the three months ended September 30, 2016 as compared to the same period in 2015. The average balance of loans increased to $382.2 million for the three months ended September 30, 2016 from $314.9 million for the three months ended September 30, 2015, as the Company continued to see strong organic loan growth following its acquisition of Community Southern Bank in June 2015. The generally low rate yield environment resulted in the Company experiencing a decrease in its average yield on loans decreasing 17 basis points to 4.80% in the three months ended September 30, 2016 as compared to the same period in 2015.

Interest income on investment securities increased $81,000, or 57.5%, to $222,000 for the three months ended September 30, 2016 as compared to the same period in 2015, mostly as a result of a 32 basis points increase in the average yield on investment securities to 1.35% as a result of the higher yielding securities in the portfolio compared to the same period in 2015. The average balance of investment securities increased $10.9 million to $65.7 million for the three months ended September 30, 2016 from $54.9 million for the three months ended September 30, 2015. The increase in the average balance of investment securities was the result of purchases designed to achieve improved diversification of the portfolio’s cash flow behavior under various rate scenarios.

Interest Expense. Interest expense increased $244,000, or 82.2%, to $541,000 for the three months ended September 30, 2016 from $297,000 for the three months ended September 30, 2015 as the result of the $29.9 million increase in the average balance of interest-bearing deposits and the $141,000 increase in borrowing costs from the subordinated debt. The average cost of interest-bearing deposits increased by 10 basis points to 0.45% for the three months ended September 30, 2016 from 0.35% for the three months ended September 30, 2015 reflecting the higher deposit rates on time deposits. Competitive market pricing and the expectation of a future fed funds increase have pressured rates on time deposits. The average balance of interest-bearing deposits increased by $29.9 million during the three months ended September 30, 2016 to $310.8 million compared to the prior year period due to an increase in the average balance of core deposits. The average balance of borrowings increased $16.6 million for the three months ended September 30, 2016 due to the $11.0 million in subordinated debt and increased use of short-term FHLB advances which currently serve as a lower rate means of funding than time deposits.

Net Interest Income. The effect of a higher average balance on loans and higher yielding asset mix compared to the prior year period has increased the Company’s net interest income for the three months ended September 30, 2016. Net interest income increased $520,000, or 13.7%, to $4.3 million for the three months ended September 30, 2016 compared to the prior year period as net interest-earning assets increased to $108.4 million for the three months ended September 30, 2016 as compared to $96.2 million for the prior year period. The net interest rate spread decreased to 3.55% for the three months ended September 30, 2016 from 3.63% for the three months ended September 30, 2015. Our net interest margin decreased to 3.69% for the three months ended September 30, 2016 from 3.72% for the three months ended September 30, 2015.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended September 30, 2016 or for the three months ended September 30, 2015. The Company has continued to experience strong credit quality, requiring no additional provision during the quarter. Net charge-offs for the three months ended September 30, 2016 were $49,000 compared to net recoveries of $64,000 for the three months ended September 30, 2015.

Management considers the allowance for loan losses at September 30, 2016 to be adequate to cover losses inherent in the loan portfolio based on an assessment of the qualitative and quantitative factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income increased $244,000, or 57.4%, to $669,000 for the three months ended September 30, 2016 from $425,000 for the three months ended September 30, 2015. The Bank experienced a $62,000 increase in fees and service charges on deposit accounts as a result of its expanded products offered since its shift to a full service commercial bank. The Bank experienced a $42,000 increase in Mortgage broker fees as no mortgage originations of loans originated for sale occurred during the same period in the prior year as the Bank retooled its compliance department to handle new mortgage originations disclosures. The Bank also had a $77,000 increase in gains on securities sales.

Noninterest Expenses. Non-interest expenses increased $461,000 to $4.6 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase reflected an increase of $42,000 in salaries and employee benefits expense, a result of the increased in FTEs from the fourth quarter 2015 branch purchase. Occupancy, data processing, and other expenses have all increased proportionally with the increased size of the Company. The Company also had an increase of $88,000 in merger related expenses during the three months ended September 30, 2016 as compared to the prior year period.

Income Tax Expense. Income taxes were $129,000 for the three months ended September 30, 2016 due to pretax income of $373,000 at a 34.6% effective tax rate compared to an income tax expense of $21,000 for the three months ended September 30, 2015 due to the pretax income of $70,000 at a 30.0% effective tax rate.

Comparison of Operating Results for the Nine months Ended September 30, 2016 and September 30, 2015

General. Net income available to common stockholders for the nine months ended September 30, 2016 was $471,000 compared to a net loss available to common stockholders of $469,000 for the nine months ended September 30, 2015. The increase in net income available to common stockholders was primarily due to an increase in net interest income of $5.0 million and an increase in non-interest income of $1.3 million due to the growth in the Company’s size. This increase in revenue was offset by increases in noninterest expense of $3.2 million and provision for loan losses of $350,000. The increase in noninterest expense was mostly comprised of increases in compensation, occupancy, and data processing expenses due to the expanded size and footprint of the Company as a result of the Company’s growth strategy. These increases in expenses were offset partially by a decrease of $938,000 in Merger related expenses.

Interest Income. Interest income increased $6.0 million, or 78.2%, to $13.5 million for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily as a result of a $5.7 million increase in interest income on loans. The increase in interest income resulted primarily from a $166.9 million increase in the average balance of our interest-earnings assets to $449.8 million and a 43 basis points increase in the average yield on our interest-earning assets to 4.01% for the nine months ended September 30, 2016 compared to the prior year period. The increase in the average yield was attributable to the mix of interest earning assets, as the higher yielding loan portfolio represented the majority of the asset growth.

Interest income on loans increased $5.7 million, or 82.1%, to $12.7 million for the nine months ended September 30, 2016 due mainly to the increase in the average balance of loans. Average loans for the nine months ended September 30, 2016 increased by $167.6 million to $353.2 million from $185.6 million for the nine months ended September 30, 2015 as a result of the completion of the Community Southern merger and the branch acquisition. The average yield on loans decreased 21 basis points to 4.79% for the nine months ended September 30, 2016 from 5.00% for the nine months ended September 30, 2015 due to the continuing low interest rate environment.

Interest income on investment securities increased $159,000, or 30.2%, to $684,000 for the nine months ended September 30, 2016 as a result of the increase of 25 basis points in the average yield on investment securities The average yield on investment securities increased to 1.38% for the nine months ended September 30, 2016 from 1.13% for the nine months ended September 30, 2015 as a result of the higher yielding securities in the portfolio compared to the same period in 2015. The average balance of investment securities increased $4.3 million to $66.1 million for the nine months ended September 30, 2016 from $61.8 million for the nine months ended September 30, 2015. The increase in the average balance of investment securities was the result of purchases designed to achieve improved diversification of the portfolio’s cash flow behavior under various rate scenarios.

Interest Expense. Interest expense increased $899,000, or 206.7%, to $1.3 million for the nine months ended September 30, 2016 from $435,000 for the nine months ended September 30, 2015. The increase can be attributed to the increase in average deposits and the increased borrowing costs of $312,000, mostly from the $11.0 million subordinated notes issued in March 2016 and increased usage of short-term FHLB advances. The average balance of interest-bearing deposits increased by $124.5 million during the nine months ended September 30, 2016 to $309.7 million, due to mainly to the increased deposits assumed in the Community Southern merger. The average cost of deposits increased by 14 basis points to 0.41% for the nine months ended September 30, 2016 from 0.27% for the nine months ended September 30, 2015 due mainly to the higher rates assumed in the Community Southern merger and higher rates experienced on time deposits. The average balance of borrowings increased $20.2 million for the nine months ended September 30, 2016 a result of the $11.0 million in subordinated debt issued on March 30, 2016 and increased use of short-term FHLB advances which currently serve as a lower rate means of funding than time deposits.

Net Interest Income. The effect of higher average balances on loans and securities and an increased average yield on securities has increased the Bank’s net interest income for the nine months ended September 30, 2016 compared to the prior year period. Net interest income increased $5.0 million, or 70.4%, to $12.2 million for the nine months ended September 30, 2016 compared to the prior year period. The increase was primarily due to the increase in our net interest rate spread to 3.49% for the nine months ended September 30, 2016 from 3.28% for the nine months ended September 30, 2015. Our net interest margin increased to 3.61% for the nine months ended September 30, 2016 from 3.37% for the nine months ended September 30, 2015.

Provision for Loan Losses. We recorded $350,000 in provision for loan losses for the nine months ended September 30, 2016 compared to no provision for the nine months ended September 30, 2015. The need for additional provision was necessitated by the growth in loans, which grew 28.5% on an annualized basis during 2016. Net charge-offs for the nine months ended September 30, 2016 were $15,000 compared to net recoveries of $157,000 for the nine months ended September 30, 2015.

Management considers the allowance for loan losses at September 30, 2016 to be adequate to cover losses inherent in the loan portfolio based on an assessment of the qualitative and quantitative factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income increased $1.3 million or 114.6%, to $2.5 million for the nine months ended September 30, 2016 from $1.2 million for the nine months ended September 30, 2015. The increase was attributable to a $563,000 gain on the sale and subsequent partial leaseback of the Bank’s Brandon office, a $420,000 increase in the fees and service charges related to deposits as a result of increased fee producing products and services introduced since the shift to a full service commercial bank along with the increased deposit base from the Community Southern merger. The Bank experienced a $96,000 increase in Mortgage broker fees as originations for loans intended for sale occurred during the last two quarters in the prior year as the Bank retooled its compliance department to handle new mortgage originations disclosures.

Noninterest Expenses. Noninterest expense increased $3.2 million, or 31.0%, to $13.6 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase primarily reflected an increase of $1.9 million in salaries and employee benefits expense. The salaries and employee benefits expense increase period over period was attributable to the increased number of employees resulting from the Community Southern merger and branch acquisition and increased expense from the 2015 equity plan. The other expense categories grew proportionally with the increased size of the Company. The Company had a decrease of $938,000 in merger related expenses.

Income Tax Expense. Income tax expense was $214,000 for the nine months ended September 30, 2016 due to pretax income of $685,000, a 31.2% effective tax rate, compared to a benefit of $1.6 million for the nine months ended September 30, 2015. The Company performed a change in accounting estimate for bank owned life insurance, which resulted in a benefit of approximately $733,000 for the nine months ended September 30, 2015.

Asset Quality

Non-Performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and other real estate owned, totaled $988,000, or 0.18% of total assets, at September 30, 2016 and $783,000, or 0.15% of total assets, at December 31, 2015. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no accruing loans past due 90 days or more at September 30, 2016 or December 31, 2015.

	At September 30,	At December 31,
	2016	2015
	(dollars in thousands)
Non-accrual loans:
Real estate mortgage loans:
One- to four-family residential	$207	$40
Commercial real estate and multi-family	411	373
Construction and land	55	158
Non-Real estate loans:
Commercial business loans	135	—
Consumer loans	—	—

Total non-accrual loans	808	571

Non-accruing troubled debt restructured loans:

Commercial real estate and multi-family	148	180

Total non-performing loans	956	751

Other real estate owned
Land and construction	32	32

Total non-performing assets	$988	$783

Total accruing troubled debt restructured loans	$1,298	$1,355

Total non-performing loans to total loans	0.24%	0.23%

Total non-performing assets to total assets	0.18%	0.15%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the nine months ended September 30,
	2016	2015
	(dollars in thousands)
Allowance at beginning of period	$2,511	$1,726
Provision for loan losses	350	—
Charge offs:
Real estate mortgage loans:
One- to four-family residential	(22)	(1)
Commercial real estate and multi-family	(73)	—
Construction and land	—	—
Commercial business loans	(12)	(9)
Consumer loans	(3)	—

Total charge-offs	(110)	(10)

Recoveries:
Real estate mortgage loans:
One- to four-family residential	—	1
Commercial real estate and multi-family	3	114
Construction and land	—	—
Home Equity	32
Commercial business loans	57	50
Consumer loans	3	2

Total recoveries	95	167

Net (charge-offs)recoveries	(15)	157

Allowance at end of period	$2,846	$1,883

Allowance to nonperforming loans	297.7%	115.2%
Allowance to total loans outstanding at the end of the period	0.71%	0.61%
Net (charge-offs)recoveries to average loans outstanding during the period (annualized)	0.00%	0.26%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At September 30, 2016, we had the capacity to borrow approximately $128.5 million from the Federal Home Loan Bank of Atlanta. At September 30, 2016, we had outstanding advances of approximately $35.0 million and at December 31, 2015 we had $27.5 million in outstanding advances from the Federal Home Loan Bank of Atlanta. We also have lines of credit at three financial institutions that would allow us to borrow up to $25.5 million at September 30, 2016. No credit lines were drawn upon at September 30, 2016.

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

The principal sources of the Holding Company’s liquidity are its existing cash resources. The Holding Company serves as a source of capital strength for the Bank. The Holding company has contributed $19 million in additional capital to the Bank year to date . The Holding Company has undertaken recent actions that demonstrate its ability to access capital and provide for the funding needs of the Bank. Cash on hand at the Holding Company represent mainly the proceeds of our December 2015 private placement of common stock, which raised net proceeds of approximately $11.4 million. On March 30, 2016, the Holding Company also issued $11.0 million in subordinated notes, the proceeds of which were contributed to the Bank to support the growing loan demand.

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

At September 30, 2016, Sunshine Bank exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of 12.6% of adjusted total assets, which is above the required level of 5.00% to be considered “well capitalized”, common equity tier 1 capital to risk-weighted assets of 15.2%, which is above the required level of 6.50% to be considered “well capitalized”, tier 1 capital to risk-weighted assets of 15.2%, which is above the required level of 8.00% to be considered “well capitalized”, and total risk-based capital of 15.4% of risk-weighted assets, which is above the required level of 10.00% to be considered “well capitalized”. The capital conservation buffer was 7.84% exceeding the minimum of 0.625% for 2016. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2016, we had unfunded loan commitments of $69.6 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from September 30, 2016 totaled $103.2 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies

Item 4. Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2016, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of September 30, 2016, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company as of September  30, 2016.

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

SUNSHINE BANCORP, INC.

Date: November 14, 2016	By:	/s/ Andrew S. Samuel
Andrew S. Samuel
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 14, 2016	By:	/s/ John Finley
John Finley
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)