Form 10-K
period 2016-12-31
Sunshine Bancorp, Inc.
filed 2017-03-24
CIK 1599891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $74,507,023.

As of March 20, 2017, there were issued and outstanding 8,040,105 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III).

PART I

Unless this Annual Report on Form 10-K indicates otherwise, or the context otherwise requires, the terms “we,” “our,” “us,” and “the Company,” as used herein refer to Sunshine Bancorp, Inc. and its subsidiary, Sunshine Bank, which we sometimes refer to as “the Bank.”

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	competition among depository and other financial institutions;

•	our ability to attract and maintain deposits and our success in introducing new financial products;

•	our ability to maintain our asset quality;

•	changes in interest rates, generally including but not limited to, changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans;

•	technological changes that may be more difficult or expensive than expected;

•	changes in consumer spending, borrowing and savings habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	impairment of goodwill;

•	cyber-security risks impacting us or our vendors, generally including but not limited to, “denial of service,” “hacking” and “identity theft,” that could adversely affect our business and financial performance, or our reputation;

•	operational risks, such as the risk of loss resulting from human error, inadequate or failed internal processes and systems, outsourcing arrangements, compliance and legal risk and external events;

•	an increase in the incidence or severity of fraud, illegal payments, security breaches or other illegal acts impacting our customers; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Annual Report on Form 10-K.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

ITEM 1.	Business

General

Sunshine Bancorp, Inc. (the “Holding Company”), headquartered in Plant City, Florida, is a Maryland corporation formed on March 7, 2014 to serve as the savings and loan holding company for its lone subsidiary Sunshine Bank, a federal savings bank (the “Bank”). The words “Sunshine” “the Company,” “we,” “our” and “us” refer collectively to Sunshine Bancorp and its wholly owned subsidiary, unless otherwise indicated. The Company completed its conversion from the mutual to stock form of ownership on July 14, 2014 and commenced trading the next day on the NASDAQ Capital Market under the symbol “SBCP”. At December 31, 2016, we had total consolidated assets of $931.4 million, total consolidated deposits of $729.9 million and total consolidated stockholders’ equity of $112.1 million.

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

We provide a wide range of retail and commercial banking services. Deposit products include checking, savings, money market, time deposit and individual retirement accounts. Loan products include various types of real estate, consumer, commercial, industrial and agricultural loans. We also provide mortgage lending; treasury management services for businesses, individuals and non-profit entities including lock box services; remote deposit capture services; ATMs; telephone banking; online and mobile banking services including electronic bill pay and consumer mobile deposits; debit cards, and safe deposit boxes, among other products and services. Through third party providers, we offer credit cards for consumers and businesses, processing of merchant debit and credit card transactions, and investment brokerage services. While we provide a wide variety of retail and commercial banking services, we operate in only one segment. Our revenue is primarily derived from interest and fees received in connection with, real estate and other loans and interest from investment securities. The principal sources of funds for our lending activities are customer deposits, FHLB borrowings, and the repayments of loans and investment securities. Our principal expenses are interest paid on deposits and borrowings, and operating and general administrative expenses. We conduct our operations from our main office in Plant City, Florida and our seventeen additional full-service banking offices located in Brandon, Riverview, Zephyrhills, Lakeland, Winter Haven, Bartow, Plant City, Melbourne, Merit Island, Winter Park, Lake Nona, Kissimmee, Lake Mary, Sarasota, Bradenton, Orlando, and Tampa, Florida. We provide financial services to individuals, families and businesses primarily located in Brevard, Hillsborough, Manatee, Orange, Osceola, Pasco, Polk, and Seminole counties, Florida. Our main office is located at 102 West Baker Street, Plant City, Florida 33563, and our telephone number at this address is (813) 752-6193. Our website address is www.mysunshinebank.com. Information on our website is not incorporated into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K.

Growth and Expansion

With five banking offices in 2014 located in suburban markets outside of Tampa and a balance sheet comprised mostly of long-term fixed rate residential mortgages, the Board of Directors of Sunshine Bank commenced a strategic plan to transform Sunshine Bank from a traditional thrift lender into a full-service community bank. The Board believed this change was necessary to operate efficiently and profitably in the current banking environment. Effective October 14, 2014, Sunshine Bancorp and Sunshine Bank appointed Andrew S. Samuel, President and Chief Executive Officer. The hiring of Mr. Samuel, who was formerly President and Chief Executive Officer of Susquehanna Bank, was part of the Board’s long-term strategy to bolster the balance sheet and grow the Bank. Following Mr. Samuel’s appointment, the Board expanded its membership and reconstituted the senior management of Sunshine Bank adding bankers with many years of experience in both commercial lending and integrating banks through acquisition.

Since embarking on this strategy, we have achieved substantial progress through a combination of organic growth and acquisitions. We have expanded into two of Florida’s top markets in downtown Tampa and downtown Orlando through de novo branches. Tampa and Orlando are among the top four Florida markets in terms of bank deposits and population growth. We also completed three strategic acquisitions to augment organic growth and deploy the capital raised in the original July 2014 initial stock offering where approximately $42 million was raised and our subsequent private placement in December 2015 where approximately $12 million was raised. The Company also accepted subscriptions for and sold, at 100% of their principal amount, an aggregate of $11.0 million of subordinated notes, on a private placement basis, to two accredited investors as more fully described herein.

On June 30, 2015, the Company acquired 100% of the outstanding common shares of Community Southern Holdings, Inc. (“CSB”) for cash of $30.3 million, through an Agreement and Plan of Merger entered into on February 4, 2015 (the “CSB Merger”). CSB was merged into the Company and Community Southern Bank was merged into the Bank. The Company acquired $250.4 million in assets and assumed $214.4 million in liabilities and stockholders’ equity and exchanged $5.7 million in preferred stock of the Company to the U.S. Treasury as part of its Small Business Lending Fund. The preferred stock was subsequently redeemed on September 30, 2015 at its par value of $5.7 million. The Company acquired these assets and assumed the liabilities to expand its market presence to Polk and Orange Counties, Florida and to strengthen its position along the demographically attractive I-4 corridor.

On November 13, 2015, pursuant to a purchase and assumption agreement signed on July 16, 2015, the Bank assumed the deposits and acquired certain loans along with two branch offices of First Federal Bank of Florida. The branch offices are located in Bradenton and Sarasota, Florida. The purchase and assumption added $47.0 million in deposits and $7.9 million in loans to Sunshine Bank. Sunshine Bank also purchased the real estate property and some selected fixed assets associated with the branches. The Company acquired these assets and assumed the liabilities to expand its market presence to Manatee County, Florida and to capitalize on the demographically attractive I-75 corridor between Tampa and Sarasota, Florida.

On October 31, 2016, pursuant to an Agreement and Plan of Merger (the “FBC Merger”) entered into on May 9, 2016, the Company completed its acquisition of FBC Bancorp, Inc., a Florida corporation (“FBC”), and Florida Bank of Commerce (“FBC Bank”), a Florida state bank and wholly-owned subsidiary of FBC. FBC merged with and into the Company, and FBC Bank merged with and into Sunshine Bank. At the effective time of the FBC Merger, each share of common stock of FBC was converted into 0.88 of a share of common stock of the Company. The Company acquired $335.7 million in assets and assumed $295.0 million in liabilities. The Company acquired these assets and assumed the liabilities to expand its market presence in the Greater Orlando MSA and to further its strategy of capitalizing on opportunities along the demographically attractive I-4 corridor. With the acquisition, the Company entered Brevard, Osceola, and Seminole Counties, Florida.

We intend to continue our organic growth strategy by fully integrating our FBC acquisition and focusing on the franchise that has been constructed over the past two years. Our franchise now stretches across central Florida from the Atlantic coast to the Gulf coast. The costs associated with the infrastructure build-up and the acquisitions have hindered profitability, so we intend to focus on improving earnings in the near term. We may, however, continue to evaluate potential opportunities to open additional branches or loan production offices as our needs and resources permit. With respect to future mergers and acquisitions, we may continue to evaluate opportunities that complement our growth strategy, complement our geographic footprint, in high growth markets, and meet our specific financial criteria.

Market Area

We conduct our operations from our main office and seventeen full-service banking offices located in Brevard, Hillsborough, Manatee, Orange, Osceola, Pasco, Polk, and Seminole counties, Florida. Our primary deposit market includes the areas surrounding our banking offices in these counties. Our primary lending market includes Brevard, Hillsborough, Manatee, Orange, Osceola, Pasco, Polk, and Seminole counties, Florida and the surrounding communities. We occasionally make loans secured by properties located outside of our primary lending market, usually to borrowers with whom we have an existing relationship and who have a presence within our primary market. Our primary markets in Central Florida are a mix of metro, suburban, and rural areas and contain a diverse cross section of economic sectors, with a mix of retail, agriculture, manufacturing, professional services, religious facilities, health care facilities, residential development, and vacation and retirement communities.

Sunshine Bank continues to pursue a three year plan that focuses on organic and strategic growth in the market area from Sarasota north on Interstate 75 to Tampa and then east on Interstate 4 to Orlando and continuing eastward to Florida’s Space Coast. Florida is the 3rd most populated state in the country and our market area represents 12% of the total Florida population. The counties we operate within have enjoyed some of the best growth rates in population and income in the state and nation. While we manage our banking operations as separate regions, we operate in only one segment. Our regions are based on geographic market, which allows each region to retain flexibility and local leadership in the unique communities we serve. We believe that this approach gives our Bank greater flexibility to better serve our markets and increases responsiveness to the needs of local customers.

Competition

We face significant competition within our markets both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Larger competitors offer certain technology-based services that are unavailable to smaller financial institutions. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies, and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.

As of June 30, 2016 (the latest date for which information is available), our deposit market share was less than 1.0% of total deposits in Brevard, Hillsborough, Manatee, Orange, Osceola, Pasco, Polk, and Seminole counties, Florida.

Lending Activities

General. Our principal lending activity has been the origination of real estate loans concentrated into commercial real estate loans, multi-family real estate, one-to-four family residential real estate loans, land and construction loans; and non-real estate loans concentrated into commercial business loans, and to a lesser extent, consumer loans. Historically, we have retained in our portfolio nearly all of the loans that we have originated. A majority of our loans are made on a secured basis. As of December 31, 2016, approximately 85.2% of our consolidated loan portfolio consisted of loans secured by real estate, 14.6% of the loan portfolio consisted of commercial loans not secured by real estate and 0.2% of our loan portfolio consisted of consumer and other loans. We generally originate all new fixed rate one-to-four family residential real estate loans for sale in the secondary market. Our real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase, improvement of or for investment in real estate, for the construction of single-family residential and commercial units, and for the development of single-family residential building lots. These real estate loans may be made at fixed or variable interest rates.

Our commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located within our primary market area for working capital, equipment purchases, and various other business purposes. The majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable, adjustable, or fixed rates of interest. Our consumer loan portfolio consists primarily of loans to individuals for various consumer purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy” for more information regarding our strategy for lending activities.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale of $443,000, $790,000, and $2.0 million, at December 31, 2016, 2015, and 2014. There were no loans held for sale as of December 31, 2013 and 2012.

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$155,262	22.6%	$68,169	20.72%	$51,960	47.02%	$59,062	52.21%	$63,597	54.60%
Commercial real estate and multi-family	356,788	51.9	192,568	58.51	32,665	29.56	27,263	24.10	28,987	24.89
Construction and land	51,520	7.5	17,570	5.34	7,075	6.40	6,357	5.62	7,190	6.17
Home equity	21,902	3.2	6,623	2.01	645	0.58	811	0.72	974	0.84
Non-Real estate loans:
Commercial business	100,239	14.6	41,417	12.59	16,773	15.18	17,358	15.34	14,194	12.19
Consumer	1,478	0.2	2,726	0.83	1,398	1.26	2,277	2.01	1,531	1.31

	687,189	100.00%	329,073	100.00%	110,516	100.00%	113,128	100.00%	116,473	100.00%
Less:
Deferred loan fees	(131)		(296)		(124)		(147)		(159)
Allowance for losses	(3,274)		(2,511)		(1,726)		(1,718)		(2,276)

Total loans	$683,784		$326,266		$108,666		$111,263		$114,038

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Real Estate
December 31, 2016	One-to- four family residential	Commercial real estate and multi-family	Construction and land	Home equity	Commercial business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$4,519	$30,335	$12,278	$2,104	$35,326	$327	$84,889
More than one to two years	3,920	37,042	12,339	1,773	3,017	90	58,181
More than two to three years	7,064	20,995	4,418	2,762	15,656	332	51,227
More than three to five years	14,216	46,039	7,734	6,261	18,751	235	93,236
More than five to ten years	19,056	108,661	8,110	3,476	23,192	108	162,603
More than ten to 15 years	6,759	22,485	1,166	—	886	386	31,682
More than 15 years	99,728	91,231	5,475	5,526	3,411	—	205,371

Total	$155,262	$356,788	$51,520	$21,902	$100,239	$1,478	$687,189

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth our fixed-rate and adjustable-rate loans at December 31, 2016 that are contractually due after December 31, 2017. Loans that are fixed for a period of time and floating thereafter have been included as adjustable.

	Due After December 31, 2017
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One-to-four family residential	$71,091	$79,652	$150,743
Commercial real estate and multi-family	123,306	203,147	326,453
Construction and land	15,874	23,368	39,242
Home equity	743	19,055	19,798
Non-Real estate loans:
Commercial business	34,944	29,969	64,913
Consumer	1,038	113	1,151

	$246,996	$355,304	$602,300

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable highly liquid collateral” or 30% for certain residential development loans). Our legal lending was $14.4 million at December 31, 2016. In addition, we have established an in-house target that is less than the legal limits on loans to one borrower. Our in-house target was $5.0 million at December 31, 2016. At December 31, 2016, our largest credit relationship totaled $9.0 million, secured by capital stock and all business assets of the company. At December 31, 2016, this relationship was performing in accordance with its loan terms. The second largest relationship totaled $7.0 million and is a loan to an unaffiliated financial institution. At December 31, 2016, the loan was performing in accordance with its loan terms.

Our lending activities follow written, nondiscriminatory underwriting standards and loan origination procedures established by the Board of Directors. In the approval process for residential loans, we assess the borrower’s ability to repay the loan and the value of the collateral securing the loan. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of commercial real estate loans, we also review projected income, expenses and the viability of the project being financed. We generally require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers who are approved by our Board of Directors. We generally require borrowers to obtain title insurance or an ownership and encumbrance report relating to the title of the property. All real estate secured loans generally require fire and casualty insurance and, if warranted, flood insurance in amounts at least equal to the principal amount of the loan or the maximum amount available. Our loan approval policies and limits are also established by our Board of Directors. All loans originated by the Bank are subject to our underwriting guidelines.

The Bank has established the Officer’s Loan Committee (OLC) to be able to more efficiently service our commercial customers, prudently manage credit risks, and effectively insure that credit policies are adhered to. The OLC requires a quorum of the SVP, Credit Administration, the Chief Risk Officer, Regional Presidents and the Co-Presidents. Each of these individuals have extensive experience in the approval of commercial loans. The OLC has authority to approve loans beginning over $1.0 million up to and including $5.0 million. In addition, the Director’s Loan Committee (DLC) has authority to approve loans over $5.0 million up to the legal lending limit of the Bank (with the exception of Regulation O (insider) loans which need to be approved by the Board of Directors).

The loan approval structure prohibits any single signature loan authority. Dual signatures are in effect up to $1.0 million. The Chief Executive Officer and Chief Risk Officer have been given dual signature authority up to $5.0 million in situations where timing is essential. These approvals must be ratified by OLC at the next meeting.

Commercial Real Estate and Multi-Family Lending. At December 31, 2016, we had $356.8 million in commercial real estate and multi-family loans, representing 51.9% of our total loan portfolio.

Our commercial real estate and multi-family loans generally have amortization terms of 15 to 25 years and have adjustable interest rates. The adjustable rate loans are typically fixed for the first five years and either adjust annually thereafter or have a balloon payment due at the end of the fixed term. Our commercial real estate and multi-family loans are generally tied to a margin above the appropriate three or five year treasury or the Prime Rate. The maximum loan-to-value ratio of our commercial real estate and multifamily loans is generally 80% of the lower of cost or appraised value of the property securing the loan. Our commercial real estate loans are typically secured by multifamily, hotel, agricultural, medical, retail, churches or other commercial properties. At December 31, 2016, we had $171.0 million of non-owner occupied commercial real estate loans, $165.5 million of owner occupied loans, and $20.2 million were secured by multi-family loans.

At December 31, 2016, the average loan balance of our outstanding commercial real estate and multi-family loans was $529,000, and the largest of such loans was a $6.9 million loan secured by an income producing property. At December 31, 2016, this loan was performing in accordance with its loan terms.

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

Commercial and multi-family real estate loans can entail greater credit risks compared to other types real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by non-owner occupied income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial and multi-family real estate than residential properties. We carefully manage the ratio of our non-owner occupied commercial real estate to capital to stay below the 300% as set forth in OCC Bulletin 2006-46, Interagency Guidance on CRE Concentration Risk Management. At December 31, 2016 our ratio was 257.9%.

One-to-four family Residential Real Estate Lending. We originate residential mortgage loans with the intention of selling the majority of these loans into the secondary market through mortgage correspondents. These loans are originated by the Bank and underwritten by the correspondent lender in accordance with secondary market standards and The Federal National Mortgage Association, commonly known as Fannie Mae, underwriting guidelines to comply with ability to repay and qualified mortgage rules. We currently originate and fund fixed rate and adjustable rate conventional loans, jumbo loans, and construction to permanent loans. Certain mortgage loans such as adjustable rate jumbo loans may be retained in the Bank’s loan portfolio. Loans held in portfolio are generally underwritten according to The Federal Home Loan Mortgage Corporation, commonly known as Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans”, which can be sold in the secondary market if we chose to do so. We originate on a broker basis VA, USDA, and FHA loans. We receive a broker commission from the wholesale lender for each loan that is closed.

At December 31, 2016, our loan portfolio had $155.3 million of loans secured by one-to-four family real estate, representing 22.6% of our total loan portfolio. Our one-to-four family residential real estate loans typically have terms of 15 to 30 years. Our adjustable-rate one-to-four family residential real estate loans generally have fixed rates for initial terms of three years, and adjust annually thereafter at a margin. This margin is generally 275 basis points over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year. The maximum amount by which the interest rate may be increased or decreased is generally 2.00% per adjustment period, and the lifetime interest rate cap is generally 6.00% over the initial interest rate of the loan.

We generally limit the loan-to-value ratios of our one-to-four family residential mortgage loans to 80% of the purchase price or appraised value of the property, whichever is less. Loans originated with loan-to-value ratios above 80% are required to obtain private mortgage insurance. All residential mortgage loans in portfolio include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage, and the loan is not repaid. All borrowers are required to obtain title insurance for the benefit of the Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

Commercial Business Lending. At December 31, 2016, we had $100.2 million of commercial business loans, representing 14.6% of our total loan portfolio. Our business strategy is to increase our originations of commercial business loans. We offer commercial term loans, lines of credit, agricultural production, equipment financing, and revolving lines of credit with a target loan size of $100,000 to $2.0 million to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically adjustable-rate and are generally priced on a floating rate basis utilizing the prime rate. We generally obtain personal guarantees with respect to all commercial business lines of credit.

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

As part of the FBC merger the Bank began to originate Small Business Administration (“SBA”) loans under the SBA 504 and 7A programs. SBA 7A loans are originated with the intent to sell the guaranteed portion of the loan and recognize a gain on the sale, while the Bank maintains servicing of the loan. The loans are underwritten by the Bank using the same criteria as other commercial business loans, since the un-guaranteed portion of the loan remains in the Bank’s portfolio.

At December 31, 2016, the average loan balance of our outstanding commercial business loans was $135,000, and the largest outstanding balance was a $9.0 million loan, collateralized by capital stock and business assets. This loan was performing in accordance with its terms at December 31, 2016.

Construction and Land Lending. At December 31, 2016, $51.5 million, or 7.5% of our total loan portfolio, consisted of construction and land loans. Of these, $36.4 million were for commercial development and land loans and $6.7 million were for residential development. At December 31, 2016, our largest land loan was $4.5 million and our largest construction loan was $5.6 million and both properties were located in our primary market area. Both loans were performing in accordance with their original terms at December 31, 2016.

We offer both fixed-rate and adjustable-rate construction and land loans, although most of these loans have fixed interest rates. The maximum loan-to-value of these loans is 85% of the lesser of the appraised value or the purchase price of the property. The Bank offers a onetime closed Residential Construction to Permanent product with our correspondent lending partners. These loans are processed, underwritten, and closed both by our internal bank consumer lending staff and the correspondent lender. This process is done simultaneously to ensure these loans meet both the internal underwriting criteria and the correspondent lenders criteria to ensure these loans conform to secondary marketing standards at loan modification after the construction phase is completed. We fund the construction portion of the loan and monitor the draw process to ensure completion of the construction project according to the originally approved specifications. These loans are reported as loans held for sale on the consolidated statement of condition.

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

Home Equity Loans. At December 31, 2016, we had $21.9 million of home equity loans, representing 3.2% of our total loan portfolio. Home equity loans consists of either revolving lines of credit, term, or second mortgage loans secured by one-to-four family residential real estate. These loans are underwritten based on repayment capacity and source, value of the underlying property, and credit history. Home equity loans are generally considered to have more credit risk than traditional one-to-four family residential loans because the Bank tends to have a subordinate lien position. Our home equity loans are secured by a first or second mortgage on the borrower’s principal residence or their second/vacation home (excluding investment/rental property) at a maximum current loan-to-value of 80%. There are minimum credit score standards, maximum debt to income ratios and credit requirements on each Home equity product that is defined in the Bank’s Lending Policy. All credit decisions for home equity loans are made centrally by the Bank’s consumer lending department.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area. At December 31, 2016, our consumer loan portfolio totaled $1.5 million, or 0.2% of our total loan portfolio, and $792,000 of our consumer loans were unsecured (excluding overdraft accounts).

Consumer loans can have either a variable rate based on the index of Wall Street Journal Prime rate or a fixed-rate of interest for a term of up to 10 years, depending on the type of collateral, product and the creditworthiness of the borrower. Our lending policy allows for unsecured, non- real estate secured, and real estate secured loan products that are either installment or open end credit. Our consumer loans may be secured with deposits, automobiles, boats, motorcycles, recreational vehicles or real property.

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

With the exception of residential mortgage and construction loans originated for sale, we generally hold all of the loans we originate in our portfolio. As of December 31, 2016 the Bank had participation loans sold to other financial institutions totaling $29.1 million, which includes loans participated to comply with the Bank’s legal or in-house size limits and SBA loans. As part of the FBC merger the Bank began to originate SBA loans under the SBA 504 and 7A programs. SBA 7A loans are originated with the intent to sell the guaranteed portion of the loan and recognize a gain in the sale, while the Bank maintains servicing of the loan. As of December 31, 2016 we recognized no gains on the sale of SBA loans.

The Bank from time to time may purchase residential mortgage loans where the Bank is not the originator as a balance sheet management strategy and to stay compliant with certain lending criteria applicable to thrift charters. As a federal savings bank, we are subject to lending restrictions such as the Qualified Thrift Lender (“QTL”) ratio. The QTL requires certain assets be in thrift qualified assets of which mortgages qualify. During 2016, the Bank purchased approximately $52.0 million of residential mortgage loans secured by properties located solely in the State of Florida. The purchased residential mortgage loans were deemed conforming loans.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	At December 31,
	2016			2015			2014			2013			2012
Past Due Days:	30-59	60-89	90 or More	30-59	60-89	90 or More	30-59	60-89	90 or More	30-59	60-89	90 or More	30-59	60-89	90 or More
	(In thousands)
Real estate loans:
One-to-four family residential	$501	$274	$—	$255	$13	$40	$59	$—	$—	$508	$207	$1,266	$1,461	$21	$1,300
Commercial real estate and multi-family	778	—	255	355	—	553	—	—	—	233	—	—	—	—	—
Construction and land	1,519	—	—	192	—	158	—	—	—	—	—	—	—	—	308
Home equity	22	—	—	11	—	—	—	—	—	221	27	151	337	107	—
Non-Real estate loans:
Commercial business	217	—	—	193	—	—	167	94	72	181	272	601	249	266	936
Consumer	10	—	36	—	—	—	2	—	—	51	2	2	12	—	16

Total loans	$3,047	$274	$291	$1,006	$13	$751	$228	$94	$72	$1,194	$508	$2,020	$2,059	$394	$2,560

Nonaccrual Loans. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal or interest and is recognized on the cost recovery method or cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. At December 31, 2016, we had $291,000 in nonaccrual loans.

Troubled Debt Restructurings (“TDR”). Loans are classified as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modification of the terms of such loans were one of the following: a reduction of the stated interest rate of the loan for some period of time, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or an extension of time to make payments with the delinquent payments added to the principal of the loan. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests.

Loans on nonaccrual status at the date of modification are initially classified as nonaccruing TDR. During 2016, we entered into no new TDRs. Our policy provides that TDR loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments and demonstrated ability to continue to repay. During the year ended December 31, 2016 there were no previously modified loans changed to non-performing in accordance with modified terms. At December 31, 2016, we had $138,000 in nonaccruing TDRs.

Nonperforming Loans. Nonperforming loans decreased to $291,000, or 0.04%, of total loans, at December 31, 2016 from $751,000, or 0.23% of total loans, at December 31, 2015.

Other Real Estate Owned. Other real estate owned includes assets acquired through, or in lieu of, loan foreclosure and are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance are included in operations. At December 31, 2016, we had $32,000 in other real estate owned.

Nonperforming Assets. The following table sets forth the amounts and categories of our nonperforming assets at the dates indicated. We had no accruing loans past due 90 days or more at December 31, 2016, 2015, 2014, 2013 or 2012.

	At December 31,
	2016	2015	2014	2013	2012
		(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family residential	$—	$40	$—	$2,154	$2,051
Commercial real estate and multi-family	117	373	—	—	—
Construction and land	—	158	—	140	82
Home equity	—	—	—	—	—
Non-Real estate loans:
Commercial business	—	—	570	602	867
Consumer	36	—	—	2	47

Total nonaccrual loans	153	571	570	2,898	3,047

Nonaccruing troubled debt restructured loans:
Real estate loans:
One-to-four family residential	—	—	—	132	—
Commercial real estate and multi-family	138	180	124	617	1,756
Construction and land	—	—	—	74	76
Home equity	—	—	—	—	—
Non-Real estate loans:
Commercial business	—	—	198	101	188
Consumer	—	—	—	—	—

Total nonaccruing troubled debt restructured loans	138	180	322	924	2,020

Total nonperforming loans	291	751	892	3,822	5,067

Loans Held for Sale	—	—	1,829	—	—

Other real estate owned:
Real estate :
Residential	—	—	41	634	—
Commercial	—	—	—	—	202
Land and construction	32	32	—	788	788
Home equity	—	—	—	—	—

Total other real estate owned	32	32	41	1,422	990

Total nonperforming assets	$323	$783	$2,762	$5,244	$6,057

Total accruing troubled debt restructured loans	$1,278	$1,355	$3,903	$4,602	$3,722

Total nonperforming loans to total loans	0.04%	0.23%	0.81%	3.37%	4.34%
Total nonperforming assets to total assets	0.03%	0.15%	1.20%	2.70%	3.12%

Interest income that would have been recorded for the year ended December 31, 2016 had nonaccruing loans been current according to their original terms amounted to $41,000. Interest income that would have been recorded for the year ended December 31, 2016 had troubled debt restructurings been current according to their original terms, amounted to $20,000. For the year ended December 31, 2016, there was no interest income recognized on nonaccrual loans and $69,000 in interest income recognized on accruing TDR loans.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management. At December 31, 2016, we had $1.8 million of loans designated by management as “special mention,” and $8.7 million of loans designated as “substandard.”

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

The following table sets forth our amounts of classified loans and loans designated as special mention as of December 31, 2016, 2015, 2014, 2013 and 2012.

	At December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Classified loans:
Substandard	$8,327	$5,579	$1,260	$7,768	$13,022
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total classified loans	$8,327	$5,579	$1,260	$7,768	$13,022

Special mention	$1,842	$3,197	$1,034	$986	$1,776

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

The majority of our loans are secured by collateral. Residential real estate loans 180 days past due, consumer loans 120 days past due and all other loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using an independent appraisal, adjusted for current economic conditions and other factors, and related general or specific allowances for loan losses are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal if it has not already been obtained. Any shortfall would result in immediately charging off the portion of the loan that was impaired.

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

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not classified as impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by losses recognized by portfolio segment and assigning specific loss rates for specific categories of loans based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio over the preceding sixteen quarters. The allowance may be adjusted for qualitative factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These qualitative factors include the existence and effect of any concentrations of credit and changes in the level of such concentrations, changes in national, regional and local economic conditions that affect the collectability of the loan portfolio, changes in levels or trends in charge-offs and recoveries, changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss, changes in the size and composition of the loan portfolio and terms of loans, changes in lending policies and procedures, risk selection and underwriting standards, changes in the experience, ability and depth of lending management and other relevant staff, quality of loan review and the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions. The qualitative factors are re-evaluated quarterly to ensure their relevance to the entire loan portfolio.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Allowance at beginning of year	$2,511	$1,726	$1,718	$2,276	$3,415
Provision for loan losses	350	—	2,500	—	—
Charge offs:
Real estate loans:
One-to-four family residential	(22)	(1)	(560)	(337)	(355)
Commercial real estate and multi-family	(73)	—	(658)	(196)	(573)
Construction and land	—	—	(144)	(152)	—
Home equity	—	—	—	—	—
Non-Real estate loans:
Commercial business	(12)	(9)	(1,213)	—	(390)
Consumer	(6)	(4)	(16)	(2)	(1)

Total charge-offs	(113)	(14)	(2,591)	(687)	(1,319)

Recoveries:
Real estate loans:
One-to-four family residential	—	1	10	13	14
Commercial real estate and multi-family	3	130	12	63	36
Construction and land		—	—	14	32
Home equity	40	—	—	—	—
Non-Real estate loans:
Commercial business	479	666	68	36	96
Consumer	4	2	9	3	2

Total recoveries	526	799	99	129	180

Net recoveries (charge-offs)	413	785	(2,492)	(558)	(1,139)

Allowance at end of year	$3,274	$2,511	$1,726	$1,718	$2,276

Allowance to nonperforming loans	1125.09%	334.35%	193.50%	44.95%	44.92%
Allowance to total loans outstanding at the end of the year	0.48%	0.76%	1.56%	1.52%	1.95%
Net (recoveries) charge-offs to average loans outstanding during the year	(0.10%)	(0.36%)	2.22%	0.50%	0.96%

Accounting for business combinations under GAAP acquisition method prohibits “carrying over” valuation allowances, such as the allowance for loan losses. Uncertainties relating to the expected future cash flows is reflected in the fair value measurement of the acquired loans and reflected in the purchase price. The Bank will establish loan loss allowances for the acquired loans in periods after the acquisition, but only for losses incurred on these loans due to credit deterioration after acquisition.

As a part of the business acquisitions, the Company acquired loans, some of which have shown evidence of credit deterioration since origination. These purchased credit-impaired (“PCI”) loans were determined to be credit impaired based on borrower payment history, past due status, loan credit grading, value of underlying collateral and other factors that affect the collectability of contractual cash flows. Under GAAP, purchasers are permitted to individually evaluate or collectively aggregate PCI loans into pools. PCI loans acquired in the same fiscal quarter may be assembled into one or more pools with common risk characteristics. Once pooled, a single composite interest rate is used to determine aggregate expected cash flows for the pool.

As a result of the Company’s recent acquisition, the Company individually evaluated seven PCI loans. These acquired loans were recorded on the acquisition date at fair value. The Company estimates the amount and timing of expected cash flows for each individually analyzed loan. Estimated cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan.

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

	At December 31,
	2016		2015		2014		2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
			(Dollars in thousands)
Real estate loans:
One-to-four family residential	$765	22.59%	$313	20.72%	$590	47.02%	$680	52.21%	$720	54.60%
Commercial real estate and multi-family	1,417	51.92%	860	58.51%	697	29.56%	699	24.10%	771	24.89%
Construction and land	238	7.50%	155	5.34%	122	6.40%	38	5.62%	29	6.17%
Home equity	53	3.19%	26	2.01%	—	0.58%	—	0.72%	—	0.84%
Non-Real estate loans:
Commercial business	469	14.59%	583	12.59%	308	15.18%	208	15.34%	189	12.19%
Consumer	6	0.22%	23	0.83%	9	1.26%	10	2.01%	13	1.31%

Total allocated allowance	2,948	100.00%	1,960	100.00%	1,726	100.00%	1,635	100.00%	1,722	100.00%
Unallocated	326		551		—		83		554

Total	$3,274		$2,511		$1,726		$1,718		$2,276

At December 31, 2016, our allowance for loan losses represented 0.48% of total loans and 1125.1% of nonperforming loans. The allowance to total loans ratio decreased as a result of our Mergers. In accordance with current purchase accounting rules under GAAP, the Bank did not carry over the allowance of the acquired banks, but measured uncertainties relating to the expected future cash flows as part of the fair value measurement of the acquired loans and reflected it in the purchase price. The increase in allowance for loan losses to nonperforming assets reflects the Bank’s overall improvement in credit quality. At December 31, 2015, our allowance for loan losses represented 0.76% of total loans and 334.5% of nonperforming loans. At December 31, 2014, our allowance for loan losses represented 1.56% of total loans and 193.5% of nonperforming loans. At December 31, 2013, our allowance for loan losses represented 1.52% of total loans and 44.95% of nonperforming loans. At December 31, 2012, our allowance for loan losses represented 1.95% of total loans and 44.92% of nonperforming loans. There were $413,000 of net recoveries during the year ended December 31, 2016, and $785,000 during the year ended December 31, 2015 and net charge-offs of $2.5 million, 558,000, and $1.1 million during the years ended December 31, 2014, 2013 and 2012, respectively. During 2014, management implemented a strategy to strengthen the balance sheet and enhance asset quality. This strategy led to an increase in charge off activity for classified and delinquent loans.

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

We account for investment securities in accordance with Accounting Standards Codification Topic 320, “Investments - Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale. At December 31, 2016 all our securities were designated as available for sale. During 2015, management transferred all securities classified as held to maturity to available for sale. The transfer was executed for liquidity and interest rate risk purposes. Certain securities were subsequently sold and a gain of $195,000 was recognized. The Company is precluded from classifying securities as held to maturity until March 2017.

Federally-chartered savings institutions have authority to invest in various types of assets, including U.S. government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain time deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2016, our investment portfolio consisted of U.S government sponsored enterprise mortgage-backed securities, securities and obligations issued by U.S. government agencies, U.S. government-sponsored enterprises or the Federal Home Loan Bank. At December 31, 2016, we owned $3.5 million of Federal Home Loan Bank of Atlanta stock. As a member of Federal Home Loan Bank of Atlanta, we are required to purchase stock in the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank common stock is carried at cost.

The following table sets forth the composition of our investment securities portfolio, at the dates indicated, excluding stock of the Federal Home Loan Bank of Atlanta.

	At December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for Sale
Federal Home Loan Bank obligations	$3,000	$3,002	$15,074	$15,074	$—	$—
Agency Mortgage-backed securities	92,983	91,413	37,007	36,863	—	—
U.S. government sponsored-enterprise and agency obligations	15,347	15,253	14,037	14,007	—	—

Total	$111,330	$109,668	$66,118	$65,944	$—	$—

Held to Maturity
U.S. Treasury securities	$—	$—	$—	$—	$5,025	$5,030
Federal Home Loan Bank obligations	—	—	—	—	23,269	23,243
Agency Mortgage-backed securities	—	—	—	—	17.380	17,398
U.S. government sponsored-enterprise and agency obligations	—	—	—	—	29,799	29,798

Total	$—	$—	$—	$—	$75,473	$75,469

The following table sets forth the amortized cost and fair value of investments in Agency Mortgage-Backed Securities that exceeded 10% of shareholders’ equity at December 31, 2016.

	At December 31, 2016
	Amortized Cost	Fair Value
	(In thousands)
Agency Mortgage-backed securities issued by FNMA	$49,033	$48,143
Agency Mortgage-backed securities issued by FHLMC	25,193	24,584
Agency Mortgage-backed securities issued by GNMA	18,757	18,686

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2016, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our securities at December 31, 2016, were taxable securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Federal Home Loan Bank obligations	$3,000	0.91%	—	—%	—	—%	—	—%	$3,000	$3,002	0.91%
Agency Mortgage- backed securities	—	—%	9,357	1.49%	23,234	1.57%	60,392	1.56%	92,983	91,413	1.56%
U.S. government sponsored enterprise and agency obligations	10,006	0.80%	5,343	1.26%	—	—%	—	—%	15,349	15,253	0.96%

Total	$13,006	0.82%	14,700	1.41%	23,234	1.57%	60,392	1.56%	$111,332	$109,668	1.46%

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We may also use borrowings, primarily Federal Home Loan Bank of Atlanta advances, to supplement cash flow needs, as necessary. In addition, we receive funds from scheduled loan payments, loan prepayments, retained income and income on interest-earning assets. While scheduled loan payments and income on interest-earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents and businesses within our primary market area. We offer a selection of deposit accounts, including noninterest-bearing demand accounts, interest-bearing demand accounts, money market accounts, savings accounts and time deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2016, our core deposits, which are deposits other than time deposits, were $571.7 million, representing 78.3% of total deposits. Brokered deposits, including reciprocal deposits, totaled $89.8 million, or 12.3% of total deposits.

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

The following table sets forth the distribution of total deposits by account type for the years indicated.

	For the Year Ended December 31,
	2016			2015			2014
	Average Balance	Percent	Average Rate	Average Balance	Percent	Average Rate	Average Balance	Percent	Average Rate
	(Dollars in thousands)
Non-interest-bearing demand	$111,996	24.50%	—%	$57,243	21.13%	—%	$41,889	23.83%	—%
Interest-bearing demand	74,329	16.26	0.19	45,492	16.80	0.09	30,659	17.44	0.05
Money market	122,509	26.80	0.40	67,818	25.04	0.38	36,776	20.92	0.18
Savings	36,486	7.98	0.13	28,810	10.63	0.12	25,977	14.78	0.10
Time Deposits	111,815	24.46	0.65	71,498	26.40	0.47	40,459	23.03	0.47

Total	$457,135	100.00%	0.31%	$270,861	100.00%	0.25%	$175,760	100.00%	0.17%

As of December 31, 2016, the aggregate amount of all our time deposits in amounts greater than or equal to $100,000 was approximately $116.6 million. The following table sets forth the maturity of these deposits as of December 31, 2016.

December 31, 2016
(In thousands)
Maturity Period:
Three months or less	$51,672
Over three through six months	46,275
Over six through twelve months	12,503
Over twelve months	6,187

Total	$116,637

Borrowings. We obtain advances from the Federal Home Loan Bank of Atlanta upon the security of our capital stock in the Federal Home Loan Bank of Atlanta and certain of our loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. As of December 31, 2016 we had $65.0 million outstanding in FHLB advances all maturing in 2017. At December 31, 2016, based on available collateral and our ownership of FHLB stock, we had total borrowing capacity of $117.8 million less $65.0 million of outstanding borrowings for available borrowing capacity of $52.8 million at the Federal Home Loan Bank. We also have lines of credit at three financial institutions that would allow us to borrow up to $25.5 million at December 31, 2016. Other than as required by federal regulations to test our borrowing capabilities, we did not utilize any lines of credit during the years ended December 31, 2016 and 2015.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at and for the periods shown:

	At or For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at end of year	$65,000	$27,500	$—
Average balance during year	$27,394	$13,905	$—
Maximum outstanding at any month end	$65,000	$27,500	$—
Weighted average interest rate at end of year	0.74%	0.33%	—%
Weighted average interest rate during year	0.57%	0.53%	—%

At December 31, 2016, we had $11.0 million of subordinated notes outstanding. The subordinated notes bear interest at a fixed interest rate of 5.0% per year and have a term of five years maturing on April 1, 2021. The subordinated notes are redeemable at the option of the Company, in whole or in part, at any time, without penalty or premium, subject to any required regulatory approvals.

Subsidiary Activities

Sunshine Bank is the wholly-owned subsidiary of Sunshine Bancorp. Sunshine Bancorp has no other subsidiaries.

Employees

As of December 31, 2016 we had 155 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to-four family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

Federal savings banks must also meet a statutory “tangible capital” standard of 1.5% of total adjusted assets. Tangible capital is generally defined as Tier 1 capital less intangible assets other than certain mortgage servicing rights.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. For 2017, the capital conservation buffer is 1.25% of risk weighted assets.

In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

At December 31, 2016, Sunshine Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.

Qualified Thrift Lender Test. As a federal savings bank, Sunshine Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Sunshine Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities; home equity loans, and loans to small businesses) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business. A federal savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to enforcement action for a violation of law. At December 31, 2016, Sunshine Bank satisfied the QTL requirements.

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

At December 31, 2016, Sunshine Bank met the criteria for being considered “well capitalized.”

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

The FDIC issued a final rule that redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the rule, assessments were based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. The final rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points. Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings banks to 1.5 basis points to 30 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized FICO assessment was equal to 0.54 of a basis point of total assets less tangible capital.

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

Federal Home Loan Bank System. Sunshine Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Sunshine Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2016, Sunshine Bank was in compliance with this requirement. Sunshine Bank’s ability to borrow from the Federal Home Loan Bank of Atlanta provides an additional source of liquidity.

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

Sunshine Bank evaluates regulations and proposals, and devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.

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

Permissible Activities. Under present law, the business activities of Sunshine Bancorp are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met (including electing such status), or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. As of December 31, 2016, Sunshine Bancorp, Inc. has not elected financial holding company status.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2016, Sunshine Bancorp had approximately $269,000 in alternative minimum tax credit carryforwards.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2016, Sunshine Bancorp has net operating loss carryforwards of approximately $9.2 million available to offset future taxable income.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any unused loss remaining after the five year carryover period is not deductible. At December 31, 2016, Sunshine Bancorp had no capital loss carryover.

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

Risks Related to Our Business

Our commercial real estate, multi-family and commercial business loans generally carry greater credit risk than loans secured by owner occupied one-to-four family real estate, and these risks will increase if we succeed in our plan to increase these types of loans.

At December 31, 2016, $457.0 million, or 66.5%, of our loan portfolio consisted of commercial real estate, multi-family and commercial business loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate, multi-family and commercial business loans generally expose a lender to greater credit risk than loans secured by owner occupied one-to-four family real estate. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. These loans also have greater credit risk than one-to-four family residential real estate loans for the following reasons:

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

Unlike larger financial institutions that are more geographically diversified, we are a community banking franchise concentrated in Central Florida. As of December 31, 2016, almost all of the loans in our loan portfolio were made to borrowers who live and/or conduct business in Central Florida and almost all of our loans were secured by real estate or other assets located in that market area. Deterioration in local economic conditions in the real estate market could have a material adverse effect on the quality of our portfolio by eroding the loan-to-value ratio of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, the value of the collateral securing loans and our financial condition, results of operations and future prospects. In addition, if the population or income growth in the region is slower than projected, income levels, deposits and real estate development could be adversely affected and could result in the curtailment of our expansion, growth and profitability. If any of these developments were to result in losses that materially and adversely affected the Bank’s capital, we might be subject to regulatory restrictions on operations and growth and required to raise additional capital.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2016, $155.3 million, or 22.6%, of our total loan portfolio was secured by one-to-four family real estate. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Florida housing market between 2008 and 2011 reduced the value of the real estate collateral securing these types of loans. Future declines could cause certain of our residential mortgage loans to be secured by liens on mortgage properties in which the borrowers may have little or no equity. As a result, we have increased risk that we could incur losses if borrowers default on their loans because we may be unable to recover all or part of the defaulted loans by selling the real estate collateral. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds.

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

Net income is the amount by which net interest income and noninterest income exceeds noninterest expense and the provision for loan losses and income taxes. Net interest income makes up a majority of our income and is the difference between:

•	interest income we earn on interest-earning assets, such as loans and securities; and

•	interest expense we pay on interest-bearing liabilities, such as deposits and borrowings.

We are vulnerable to changes in interest rates, including the shape of the yield curve, because of a mismatch between the terms to maturity and repricing of our assets and liabilities. For the years ended December 31, 2015 and 2016, our net interest margin was 3.53% and 3.66%, respectively. Changes in interest rates also can affect: (i) our ability to originate loans; (ii) the value of our interest-earning assets; (iii) our ability to obtain and retain deposits; and (iv) the ability of our borrowers to repay their loans, particularly adjustable rate loans.

Historically low interest rates may adversely affect our net interest income and profitability.

In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels compared to those that existed prior to 2008. As of December 30, 2016, 78.3% of our deposit balances do not have stated maturities. Our non-maturity deposits and time deposits may reprice or mature more quickly than our interest-earning assets. Our ability to lower our interest expense on deposits may be limited at these current low interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board may continue to maintain low interest rates. Accordingly, our net interest income (the difference between interest income we earn on our assets and the interest expense we pay on our liabilities) may continue to decrease, which will have an adverse effect on our profitability.

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

At December 31, 2016, our nonperforming assets, which consist of non-performing loans and other real estate owned, were approximately $291,000, or 0.03% of total assets. Our nonperforming assets adversely affect our net income in various ways:

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

Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyberattacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, recently, several large corporations, including retail companies, have suffered major data breaches, where in some cases, exposing sensitive financial and other personal information of their clients and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with the Bank.

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

The Company manages liquidity using several liquidity key risk indicators measured at the Bank. The key risk indicators include, but are not limited to, the loan to deposit ratio, the ratio of non-reciprocal brokered deposits to total deposits, and the ratio of Federal Home Loan Bank borrowings to total assets. As of December 31, 2016, these ratios were 94.8%, 7.0%, and 9.9%, respectively. As of December 31, 2016, Sunshine Bank had outstanding advances with the Federal Home Loan Bank of Atlanta (“FHLB”) of $65.0 million. The FHLB advance is secured by a blanket lien on loans with a remaining credit availability of approximately $52.8 million, collateralized by real estate loans.

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

The Financial Accounting Standards Board has issued and may continue to issue accounting standards that adversely impact the earnings and capital of the Company.

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

On June 16, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Current Expected Credit Loss Standard (“CECL”) that will impact the methodology used to estimate the allowance for loan and lease losses. Although the new standard does not become effective for several years, the impact of CECL may not be estimable for some time. Furthermore, the FASB may issue additional accounting standards that may adversely impact the Company.

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

We are subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In 2013, the OCC adopted final rules to update the regulatory risk-based capital rules applicable to the Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule applies to all depository institutions, and top-tier bank holding companies and savings and loan holding companies with total consolidated assets of $1 billion or more.

The final rule includes minimum risk-based capital and leverage ratios, which became effective for the Bank on January 1, 2015, and refined the definition of what constitutes “capital” for purposes of calculating these ratios. The minimum capital requirements under the “Basel III” regulatory capital reforms are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. For 2017, the capital conservation buffer is 1.25% of risk-weighted assets. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for the Bank could, among other things, result in lower returns on equity, require raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III has impacted the competitive investment and deposit gathering strategies of larger financial institutions that may have a collateral impact on our Bank.

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

Our board of directors and executive officers collectively own approximately 9.3% and our employee stock ownership plan (“ESOP”) owns approximately 4.2% of the outstanding shares of our common stock. The ownership by executive officers, directors and our ESOP could result in actions being taken that are not in accordance with other stockholders’ wishes, and could prevent any action requiring a supermajority vote under our articles of incorporation and bylaws (including the amendment of certain protective provisions of our articles and bylaws discussed immediately above).

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

We could remain an emerging growth company for up to five years from the completion of the conversion, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. Taking advantage of any of these exemptions may adversely affect the value and trading price of our common stock.

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

Current Offices	Leased or Owned	Year Acquired or Leased

Main Office - Full Service Branch Office Executive Offices & Administrative Headquarters 102 West Baker Street, Plant City, FL 33563	Owned	1959

Bartow - Full Service Branch Office 101 West Main Street, Bartow, FL 33830	Owned	2015

Brandon - Full Service Branch Office 420 West Brandon Boulevard, Brandon, FL 33511	Leased	2016

Bradenton - Full Service Branch Office 6004 26th Street West, Bradenton, FL 34207	Owned	2015

Kissimmee - Full Service Branch Office 1125 E. Oak Street, Kissimmee, FL 34744	Owned	2016

Lakeland - Full Service Branch Office 3340 South Florida Avenue, Lakeland, FL 33803	Owned	2015

Lake Mary - Full Service Branch Office 1190 Business Center Drive, Lake Mary, FL 32746	Owned	2016

Lake Nona - Full Service Branch Office 10783 Narcoossee Road, Suite 121, Orlando, FL 32832	Leased	2016

Melbourne - Full Service Branch Office 5770 N. Wickham Road, Melbourne, FL 32940	Owned	2016

Merritt Island - Full Service Branch Office 291 N. Courtenay Parkway, Merritt Island, FL 32953	Owned	2016

Orlando - Full Service Branch Office 111 North Magnolia Avenue, Suite 100, Orlando, FL 32801	Leased	2015

Riverview - Full Service Branch Office 7459 US Highway 301 South, Riverview, FL 33578	Owned	1972

Sarasota - Full Service Branch Office 8307 Lockwood Ridge Road, Sarasota, FL 34243	Owned	2015

Tampa - Full Service Branch Office 500 East Kennedy Boulevard, Suite 101, Tampa, FL 33602	Leased	2015

Walden Woods - Full Service Branch Office 2400 James L. Redman Parkway, Plant City, FL 33566	Owned	1985

Winter Haven - Full Service Branch Office 6900 Cypress Gardens Boulevard, Winter Haven, FL 33884	Owned	2015

Winter Park - Full Service Branch Office 702 Orange Avenue, Winter Park, FL 32789	Owned	2016

Zephyrhills - Full Service Branch Office 36450 Eiland Boulevard, Zephyrhills, FL 33541	Owned	2010

ITEM 3.	Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2016, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosure.

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sunshine Bancorp’s common stock is traded on the NASDAQ Capital Market under the symbol “SBCP.” The approximate number of holders of record of Sunshine Bancorp’s common stock as of March 14, 2017 was 587. Certain shares of Sunshine Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table shows the reported high and low sale price of the common stock during the periods indicated.

	High	Low	Dividends
2016
Quarter ended March 31, 2016	$15.20	$14.00	—
Quarter ended June 30, 2016	$14.99	$13.91	—
Quarter ended September 30, 2016	$14.83	$14.00	—
Quarter ended December 31, 2016	$17.85	$14.02	—

2015
Quarter ended March 31, 2015	$12.60	$11.82	—
Quarter ended June 30, 2015	$15.04	$12.15	—
Quarter ended September 30, 2015	$15.35	$13.75	—
Quarter ended December 31, 2015	$15.25	$13.65	—

Sunshine Bancorp has not declared dividends on its common stock. Dividend payments by Sunshine Bancorp are dependent in part on dividends it receives from Sunshine Bank because Sunshine Bancorp has no source of income other than dividends from Sunshine Bank, earnings from the investment of proceeds from the sales of shares of common stock or subordinated notes retained by Sunshine Bancorp and interest payments with respect to Sunshine Bancorp’s loan to the Employee Stock Ownership Plan. For more information on restrictions on dividend payments, please see “Item 1 Business—Federal Banking Regulation—Capital Distributions and Holding Company Regulation—Dividends.”

Sunshine Bancorp has not repurchased any shares in 2014, 2015, or 2016.

The following table provides information about options outstanding, pursuant to the Sunshine Bancorp, Inc. 2015 Equity Incentive Plan approved by stockholders on both August 26, 2015, and as amended on September 28, 2016.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Stockholders	800,190	$13.04	14,832
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	800,190	$13.04	14,832

ITEM 6.	Selected Financial Data

The following tables set forth selected historical financial and other data of Sunshine Bancorp (and prior to July 14, 2014, Sunshine Bank) at or for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. The information at and for the years ended December 31, 2016 and 2015 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto beginning at page F-1 of Exhibit 13 to this Annual Report on Form 10-K. The information at and for the years ended December 31, 2014, 2013, and 2012 is derived in part from audited financial statements that are not included in this Annual Report on Form 10-K.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Selected Financial Condition Data:
Total assets	$931,435	$507,265	$229,820	$194,439	$194,047
Cash and cash equivalents	50,273	59,344	20,479	11,054	12,301
Securities held to maturity	—	—	75,473	48,436	44,701
Securities held to Available for Sale	109,668	65,944	—	—	—
Loans receivable, net	683,784	326,266	108,666	111,263	114,038
Federal Home Loan Bank stock, at cost	3,478	1,597	180	237	302
Cash surrender value of bank-owned life insurance	22,462	12,122	7,259	4,089	3,967
Other real estate owned	32	32	41	1,422	990
Deposits	729,949	399,111	163,924	164,919	164,222
FHLB Advances	65,000	27,500	—	—	—
Subordinated notes	11,000	—	—	—	—
Other Borrowings	6,867	1,427	—	—	—
Stockholders’ equity	112,101	71,394	61,626	26,552	26,411

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Selected Operating Data:
Interest income	$20,927	$11,846	$6,278	$6,095	$6,605
Interest expense	2,014	751	298	374	560

Net interest income	18,913	11,095	5,980	5,721	6,045
Provision for loan losses	350	—	2,500	—	—

Net interest income after provision for loan losses	18,563	11,095	3,480	5,721	6,045
Noninterest income	3,186	1,629	756	930	897
Noninterest expenses	21,615	17,276	8,287	6,405	7,001

Income (Loss) before income taxes	134	(4,552)	(4,051)	246	(59)
Income tax expense (benefit)	177	(2,321)	(1,590)	105	(22)

Net (loss) income	$(43)	$(2,231)	$(2,461)	$141	$(37)

Dividends on preferred shares	—	14	—	—	—

Net Income Available for Common Stockholders	$(43)	$(2,245)	$(2,461)	$141	$(37)

Basic loss per share	$(0.01)	$(0.56)	N/A	N/A	N/A

Diluted loss per share	$(0.01)	$(0.56)	N/A	N/A	N/A

Weighted Average shares outstanding	5,401,566	3,993,560	N/A	N/A	N/A

Weighted Average diluted shares outstanding	5,401,566	3,993,560	N/A	N/A	N/A

	For the Years Ended December 31,
	2016	2015	2014 *	2013	2012
Performance Ratios:
Return (loss) on average assets	(0.01%)	(0.63%)	(1.11%)	0.07%	(0.02%)
Return (loss) on average equity	(0.06%)	(3.50%)	(5.88%)	0.53%	(0.14%)
Interest rate spread (1)	3.52%	3.44%	2.87%	3.08%	3.58%
Net interest margin (2)	3.66%	3.53%	2.94%	3.15%	3.63%
Noninterest expense to average assets	3.73%	4.87%	3.74%	3.25%	3.58%
Efficiency ratio (3)	97.81%	135.77%	123.03%	96.30%	100.85%
Average interest-earning assets to average interest-bearing liabilities	134.82%	137.43%	151.76%	129.71%	116.53%
Average equity to average assets	13.22%	17.96%	18.93%	13.42%	13.54%

Capital Ratios (4):
Total capital to risk-weighted assets	13.39%	13.13%	33.82%	25.26%	25.55%
Tier 1 capital to risk-weighted assets	12.93%	12.44%	32.57%	24.00%	24.28%
Common Equity Tier 1 capital to risk-weighted assets	12.93%	12.44%	N/A	N/A	N/A
Tier 1 capital to average assets	12.10%	9.76%	16.99%	13.14%	13.09%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	0.48%	0.76%	1.56%	1.52%	1.95%
Allowance for loan losses as a percentage of nonperforming loans	1125.09%	334.45%	193.50%	44.95%	44.92%
Net (recoveries) charge-offs to average outstanding loans during the year	(0.10%)	(0.36%)	2.22%	0.50%	0.96%
Nonperforming loans as a percentage of total loans	0.04%	0.23%	0.81%	3.37%	4.34%
Total nonperforming assets as a percentage of total assets	0.03%	0.15%	1.20%	2.70%	3.12%

Other:
Number of offices	18	12	5	5	5
Number of full-time equivalent employees	155	128	74	61	60

(*)	Represents the year Sunshine Bancorp, Inc. was incorporated.
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Represents Sunshine Bank capital ratios.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Sunshine Bank provides financial services to individuals and businesses from our main office in Plant City, Florida and seventeen additional full-service banking offices located throughout Central Florida. Our primary market area includes Brevard, Hillsborough, Manatee, Orange, Osceola, Pasco, Polk, and Seminole counties, Florida. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in commercial real estate loans, commercial and industrial business loans, one-to-four family residential real estate loans, multifamily real estate, land and construction and to a lesser extent consumer loans. We also invest in securities, which consist primarily of U.S government sponsored enterprise mortgage-backed securities, U.S. government agency securities and securities and obligations of U.S. government-sponsored enterprises and the Federal Home Loan Bank. We offer a variety of deposit accounts to consumers and small businesses, including savings accounts, interest bearing and noninterest bearing checking accounts, money market accounts and certificate of deposit accounts.

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

Business Strategy

The Bank is a financial services institution focused on positively impacting the consumers, businesses, and non-profits throughout central Florida by creating financial success for our customers. Our competitive advantage is our ability to attract and retain employees, who are passionate about providing uncompromising service with a sense of warmth, integrity, friendliness, and company spirit. The Company has grown from approximately $230 million in total assets as of December 31, 2014 to approximately $931 million in total assets as of December 31, 2016. The branch network includes 18 branches spanning the east and west coasts of Florida. The Company’s strategic plan calls for continued growth from organic loan and deposit generation, de novo branches, and acquisitions that meet our strategic criteria. Our experienced management teams has a proven track record of maximizing franchise creation, growth, and value. Our bankers have a long standing knowledge of the local marketplace and deep relationships in the communities that we serve. We believe that these combined elements are critical to creating a dominate Florida banking franchise. Our core business strategies are discussed below.

Increase our focus on commercial lending. We have adjusted our business strategy to focus on increasing our originations of commercial loans. On October 14, 2014, the Board of Directors appointed Andrew S. Samuel, President and Chief Executive Officer. The hiring of Mr. Samuel, who was formerly President and Chief Executive Officer of Susquehanna Bank, was part of the Board’s long-term strategy to continue to transform Sunshine Bank from a traditional thrift lender into a full service community bank with an increased focus on commercial lending. Following Mr. Samuel’s appointment, the Board of Directors reconstituted the senior management of Sunshine Bank by adding bankers who have many years of experience in commercial lending. In addition, our acquisitions of Community Southern Bank and Florida Bank of Commerce, two Florida commercial banks, significantly increased the amount of commercial real estate and commercial business loans on our balance sheet. We focus our commercial lending on small businesses located in our market area, and we target owner-occupied businesses such as professional service providers and local farmers.

Continue to attract low-cost deposits. We offer noninterest bearing, interest bearing, savings and money market accounts, which generally are lower cost sources of funds than time deposits. These deposits are generally less sensitive to withdrawals when interest rates fluctuate, and provide us the opportunity to generate deposit-related fee income. At December 31, 2016, approximately

78.3% of our deposits were core deposits. We intend to increase these low cost deposits by implementing marketing and promotional programs, adding competitive commercial banking products and fee generating services, and broadening banking relationships with lending customers.

Increase our noninterest income by selling originated one-to-four family residential real estate loans through its correspondent mortgage banking department. While the Bank may portfolio select new residential real estate loans and may acquire residential mortgages to manage loan concentration risk and achieve other strategic objectives, our core strategy is to originate and sell one-to-four residential real estate loans, on a correspondent basis, to generate noninterest income. We originate and fund these loans for sale on a best efforts basis. Our lending staff takes the loan applications and prepares the material for submission to a mortgage banking company. These loans are underwritten in accordance with secondary market standards and pursuant to guidelines established by the purchasing mortgage banking company.

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

In February 2016, the Bank opened two new full service offices in downtown Tampa and downtown Orlando, bringing the total number of branches to twelve. We anticipate these two offices will allow the Bank to capitalize upon the additional opportunities associated with being located in the center of two of Florida’s largest metropolitan markets.

On October 31, 2016, the Company completed its acquisition of FBC Bancorp, Inc., a Florida corporation and Florida Bank of Commerce, a Florida state bank and wholly-owned subsidiary of FBC, where FBC Bancorp, Inc. merged with and into the Company, and Florida Bank of Commerce merged with and into Sunshine Bank. At the effective time of the Merger, each share of common stock of FBC Bancorp, Inc. was converted into 0.88x share of common stock of the Company. The Company acquired $335.7 million in assets and assumed $295.0 million in liabilities. The Company acquired these assets and liabilities to expand its market presence in the Greater Orlando MSA and to further its strategy of capitalizing on opportunities along the demographically attractive I-4 corridor. With the acquisition the Company enters Brevard, Osceola, and Seminole Counties, Florida.

We intend to continue to evaluate expansion opportunities though the acquisition of community banks generally between $200 million and $500 million in assets and /or branch acquisitions, located in Central Florida along interstates I-4 and I-75 contiguous to our current market areas.

Recent Developments

Issuance of Subordinated Debt. On March 30, 2016, the Company accepted subscriptions for and sold, at 100% of their principal amount, an aggregate of $11.0 million of subordinated notes (the “Notes”), on a private placement basis, to two accredited investors. The investors included a corporation owned and controlled by George Parmer, who is a director of the Company, which purchased $7.0 million in principal amount of the Notes. The Notes bear interest at a fixed interest rate of 5.0% per year. The Notes have a term of five years, and have a maturity date of April 1, 2021. The Notes are redeemable at the option of the Company, in whole or in part, at any time, without penalty or premium, subject to any required regulatory approvals. The Company contributed the proceeds from the Notes to the Bank as equity capital to support the Bank’s continued growth, including ongoing lending activities.

Appointment of Bank Co-Presidents. Coincident with the acquisition of FBC Bancorp, Inc., the Company appointed Janak Amin and Dana Kilborne as co-presidents of Sunshine Bank. The co-presidents will provide leadership to separate geographic regions of Sunshine Bank.

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

The analysis has two components — specific and general allowances. The specific allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by losses recognized by portfolio segment. We also analyze historical loss experience for the past sixteen quarters, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. These qualitative factors include the existence and effect of any concentrations of credit and changes in the level of such concentrations, changes in national, regional and local economic conditions that affect the collectability of the loan portfolio, changes in levels or trends in charge-offs and recoveries, changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss, changes in the size and composition of the loan portfolio and terms of loans, changes in lending policies and procedures, risk selection and underwriting standards, changes in the experience, ability and depth of lending management and other relevant staff, quality of loan review and Board of Directors oversight and the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Actual loan losses may be significantly more than the allowances we have established, which could result in a material negative effect on our financial results.

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

Uncertain tax positions are recognized if it is more likely than not that the tax position will be realized or sustained upon examination including resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. As of December 31, 2016 management is not aware of any uncertain tax positions that would have a material effect on our financial statements.

Sunshine Bancorp recognizes interest and penalties on income taxes as a component of income taxes.

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

Total Assets. Total assets increased $424.2 million, or 83.6%, to $931.4 million at December 31, 2016 from $507.3 million at December 31, 2015. The increase was primarily the result of the merger with FBC Bancorp, Inc. The Company completed the FBC Merger on October 31, 2016 adding approximately $335.7 million in total assets consisting of $76.9 million in cash and securities available for sale, $236.4 million in total loans, and $22.1 million in all other assets. Excluding balances acquired in the FBC Merger, loans outstanding increased $121.1 million or 37.1%.

Cash and Cash Equivalents. Total cash and cash equivalents decreased by $9.1 million, or 15.3%, to $50.3 million at December 31, 2016 from $59.3 million at December 31, 2015. The decrease was primarily the net result of cash outflows of loan originations and securities purchases, partially offset by cash inflows from increased borrowings, and increased deposits.

Investment Securities. Investment securities increased $43.7 million, or 66.3%, to $109.7 million at December 31, 2016 from $65.9 million at December 31, 2015. The increase was primarily due to approximately $93 million in purchases and approximately $16 million in acquired securities, partially offset by approximately $64.0 million in sales, maturities, and repayments of securities. Securities sales during 2016 resulted in gains of $208,000. The sales were initiated as part of a balance sheet management and cash flow strategy. The expected average life of the investment portfolio as of December 31, 2016 was 4.6 years, assuming no changes in the current interest rate environment. The expected life increased from 2.7 at December 31, 2015 principally as a result of increased variable rate mortgage back securities purchased during 2016.

Loans Held for Sale. Loans held for sale decreased $347,000 or 43.9% to $443,000 as of December 31, 2016, from $790,000 at December 31, 2015. The balance in loans held for sale as of December 31, 2016 represented construction loans that will be sold through correspondent relationships upon modification to permanent loans.

Net Loans. Our primary interest earning asset and source of income is our loan portfolio. Net loans increased $357.5 million, or 109.6%, to $683.8 million at December 31, 2016 from $326.3 million at December 31, 2015. The majority of the increase was primarily due to the FBC Merger which resulted in a net loan increase of $236.4 million. The acquired loan portfolio consisted of $177.0 million in commercial real estate loans, $32.5 million in commercial loans, $15.7 million in one-to-four family residential loans and $11.2 million in other loans. The Bank also purchased $52.0 million of one-to-four family residential mortgages as part of a strategy to further diversify loan concentrations and satisfy the requirements of the Qualified Thrift Lender test. The Bank also experienced strong organic growth in originated loans of $69.1 million. The growth occurred mainly in commercial loans and commercial real estate loans.

Premises and equipment, net. Premises and equipment increased $8.3 million, or 47.2%, to $25.9 million at December 31, 2016 from $17.6 million at December 31, 2015. The increase was mostly the result of $9.3 million in buildings and equipment acquired from the FBC merger. During 2016 the Bank executed a sale-leaseback of one of its branch offices and recognized a gain of $563,000.

Deposits. Deposits increased $330.8 million, or 82.9%, to $729.9 million at December 31, 2016 from $399.1 million at December 31, 2015. The increase was primarily due to the FBC Merger, which resulted in an increase in deposits of $286.6 million. The assumed deposits were comprised of core deposits (consisting of noninterest-bearing, NOW, money market and savings accounts) of $276.0 million and noncore deposits (consisting of time deposits) of $10.6 million. During 2016 the Bank expanded its use of non-reciprocal brokered deposits by $58.9 million. The Bank continued its efforts to attract new customers and retain relationships by enhancing its infrastructure, its online and mobile banking products, and its deposit products and services.

Borrowings. Borrowings increased to $71.9 million at December 31, 2016 as a result of a $37.5 million increase in Federal Home Loan Bank of Atlanta (“FHLB”) advances and an increase of $5.4 million in customer repurchase agreement accounts, $5.0 million of which were assumed in the FBC Merger. The FHLB advances are secured by a blanket asset lien on residential and commercial real estate loans. As of December 31, 2016, the Bank had total unused borrowing capacity of $52.8 million at the FHLB. The other borrowings are secured by securities with a market value of $9.9 million at December 31, 2016.

Subordinated notes. Subordinated notes increased $11.0 million. There were no notes outstanding as of December 31, 2015. During 2016 the Company sold, at 100% of their principal amount, an aggregate of $11.0 million, on a private placement basis, to two accredited investors. The investors included a corporation owned and controlled by George Parmer, who is a director of the Company, which purchased $7.0 million in principal amount of the Notes. The Notes bear interest at a fixed interest rate of 5.0% per year. The Notes have a term of five years, and have a maturity date of April 1, 2021. The Notes are redeemable at the option of the Company, in whole or in part, at any time, without penalty or premium, subject to any required regulatory approvals. The Company contributed the proceeds from the Notes to the Bank as equity capital to support the Bank’s continued growth, including ongoing lending activities.

Stockholder’s Equity. Stockholders’ equity increased $40.7 million, or 57.0%, to $112.1 million at December 31, 2016. The increase included a $758,000 increase from stock based compensation awards, a $193,000 increase from the release of ESOP shares, and $40.7 million assumed in the FBC merger. These increases were partially offset by the $43,000 net loss for the year ended December 31, 2016 and $929,000 decrease in accumulated other comprehensive income, from increases in unrealized losses on securities.

Comparison of Operating Results for the Years Ended December 31, 2016 and December 31, 2015

General. Net loss to common stockholders for the year ended December 31, 2016 was $43,000 compared to a net loss of $2.2 million for the year ended December 31, 2015. The $2.2 million decrease in net loss was primarily due to increases in revenue resulting from the Bank’s increased size and growth in higher yielding assets. This improvement was the result of an increase in net interest income of $7.8 million, an increase in noninterest income of $1.6 million; partially offset by an increase in noninterest expense of $4.3 million. The increase in noninterest expense was mostly comprised of increases in FBC Merger related expenses, salaries and benefits expense, occupancy expense, and other increases related to the larger size of the Company and its increased footprint.

Interest Income. Interest income increased $9.1 million, or 76.7%, to $20.9 million for the year ended December 31, 2016 primarily as a result of an $8.7 million increase in interest income on loans. The increase in interest income resulted primarily from a $202.9 million increase in the average balance of our interest-earnings assets to $517.1 million and a 28 basis points increase in the average yield on our interest-earning assets to 4.05% for the year ended December 31, 2016 compared to the prior year. The increase in the average yield was attributable to the higher yielding investment portfolio and the improved mix of the larger loan portfolio. The increase in average interest earnings assets was attributable to our loan organic growth and acquired loans.

Interest income on loans increased $8.7 million, or 79.2%, to $19.6 million for the year ended December 31, 2016 due mainly to the increase in the average balance of loans. Average loans for the year ended December 31, 2016 increased by $189.3 million to $408.6 million from $219.3 million for the year ended December 31, 2015, primarily as a result of the Company’s acquisitions and organic lending efforts. The average yield on loans decreased by 19 basis points to 4.81% for the year ended December 31, 2016 from 5.00% for the year ended December 31, 2015 due to the prolonged low interest rate environment.

Interest income on investment securities increased $340,000, to $1.0 million for the year ended December 31, 2016 as a result of the $13.0 million increase in the average balance of securities. In addition, the average yield on investment securities increased to 1.42% for the year ended December 31, 2016 from 1.16% for the year ended December 31, 2015, as a result of the higher yielding securities purchased during 2016.

Interest Expense. Interest expense increased $1.3 million, or 168.2%, to $2.0 million for the year ended December 31, 2016 from $751,000 for the year ended December 31, 2015. The increase was due to the increase in average deposits and the increase in borrowings in 2016. The average balance of interest-bearing deposits increased by $131.5 million during the year ended December 31, 2016 to $345.1 million, due mainly to the increased deposits assumed in the Mergers and expanded use of non-reciprocal brokered deposits. The average cost of interest-bearing deposits increased by 10 basis points to 0.41% for the year December 31, 2016 from 0.31% for the year ended December 31, 2015. The increased cost of deposits was mostly due to slightly higher rates on time deposits resulting from the increase in short term interest rates at the end of 2016. The average cost of total deposits increased by 6 basis points to 0.31% for the year December 31, 2016 from 0.25% for the year ended December 31, 2015.    While the cost of total deposits increased during 2016 as compared to 2015, the percentage of noninterest bearing deposits to total deposits increased to 29.7% from 22.3% between December 31, 2015 and December 31, 2016. Borrowed funds expense increased $507,000 to $588,000 for the year ended December 31, 2016. The average balance of borrowings increased $14.9 million for the year ended December 31, 2016. The average rate on borrowings was 0.56% for the year ended December 31, 2016, an increase of 2 basis points from the prior period.

Net Interest Income. The effect of higher average balances on loans and an increased yield on interest earning assets has increased the Bank’s net interest income for the year ended December 31, 2016 compared to the prior year. Net interest income increased $7.8 million, or 70.5%, to $18.9 million for the year ended December 31, 2016 compared to the prior year. The increase was primarily due to the increase in our net interest rate spread to 3.52% for the year ended December 31, 2016 from 3.44% for the year ended December 31, 2015. Our net interest margin increased to 3.66% for the year ended December 31, 2016 from 3.53% for the year ended December 31, 2015.

Provision for Loan Losses. We recorded $350,000 in provision for loan losses for the year ended December 31, 2016 compared to no provision for the year ended December 31, 2015. Net recoveries for the year ended December 31, 2016 were $413,000 compared to net recoveries of $113,000 for the year ended December 31, 2015. The increase in provision expense was necessitated by the organic loan growth in the loan portfolio.

Management considers the allowance for loan losses at December 31, 2016 to be adequate to cover losses inherent in the loan portfolio based on an assessment of the qualitative and quantitative factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Accounting for business combinations under the GAAP acquisition method prohibits “carrying over” valuation allowances, such as the allowance for loan losses. Uncertainties relating to the expected future cash flows was reflected in the fair value measurement of the acquired loans and reflected in the purchase price. The Bank will establish loan loss allowances for the acquired loans in periods after the FBC Merger, but only for losses incurred on these loans due to credit deterioration after the FBC Merger.

Noninterest Income. Noninterest income increased $1.6 million, or 95.6%, to $3.2 million for the year ended December 31, 2016 from $1.6 million for the year ended December 31, 2015. The increase was primarily related to the increases in deposit related fee income of $606,000, a $563,000 gain recognized on the sale-leaseback of a branch office, and a $71,000 increase in income from bank-owned life insurance. The Bank invested an additional $10.0 million in bank-owned life insurance in December of 2016.

Noninterest Expenses. Noninterest expenses increased $4.3 million, or 25.1%, to $21.6 million for the year ended December 31, 2016 compared to 2015. The increase in noninterest expenses was comprised of increases in merger related expenses of $1.4 million, salaries and benefits expense of $1.1 million, occupancy expense of $901,000, data processing of $633,000 and other expenses which increased proportionally related to the increased size the Company. The salaries and employee benefits expense increase year over year was attributable to the increased number of employees resulting from our acquisitions. The increased occupancy expense reflected the growth in the number of branch offices. Data processing increased as the number of customer accounts increased as a result of our acquisitions. The Company had $3.0 million in merger related expenses associated with the FBC Merger during 2016 compared with $1.3 million in merger related expenses relating to Community Southern Holdings, Inc. and $171,000 in acquisition related expense associated with the First Federal branch acquisitions during 2015.

Income Taxes (benefit). Income tax expense was $177,000 for the year ended December 31, 2016 on pretax income of $134,000. The income tax expense was negatively impacted by the non-deductibility of certain FBC Merger related expenses. Income tax expense increased $2.5 million due to the $4.7 million increase in pretax income.

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

	For the Years Ended December 31,
	2016			2015			2014
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans	$408,559	19,644	4.81%	$219,267	$10,963	5.00%	$112,234	$5,452	4.86%
Securities	71,878	1,023	1.42	58,831	683	1.16	64,148	704	1.10
Other	36,684	260	0.71	36,169	200	0.55	26,775	122	0.46

Total interest-earning assets	517,121	20,927	4.05	314,267	11,846	3.77	203,157	6,278	3.09
Non-interest-earning assets	62,820			40,157			17,840

Total assets	$579,941			$354,424			$220,997

Interest-bearing liabilities:
Interest-bearing demand and savings accounts	$233,323	$697	0.30	$142,120	$331	0.23	$93,412	$109	0.12
Time deposits	111,815	729	0.65	71,498	339	0.47	40,459	189	0.47

Total interest-bearing deposits	345,138	1,426	0.41	213,618	670	0.31	133,871	298	0.22
FHLB Advances and other borrowings	30,004	167	0.56	15,056	81	0.54	—	—	—
Subordinated notes	8,420	421	5.00	—	—	—	—	—	—

Total interest-bearing liabilities	383,562	2,014	0.53	228,674	751	0.33	133,871	298	0.22
Non-interest-bearing liabilities	119,716			62,089			45,297

Total liabilities	503,278			290,763			179,168
Stockholders’ equity	76,663			63,661			41,829

Total liabilities and stockholders’ equity	$579,941			$354,424			$220,997

Net interest income		$18,913			$11,095			$5,980
Net interest rate spread (1)			3.52			3.44%			2.87%
Net interest-earning assets (2)	$133,559			$85,593			$69,286

Net interest margin (3)			3.66			3.53%			2.94%
Average interest-earning assets to average interest-bearing liabilities	134.8%			137.43%			151.76%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(In thousands)
Interest-earning assets:
Loans	$9,084	$(403)	$8,681	$5,346	$165	$5,511
Securities	168	172	340	(72)	51	(21)
Other	3	57	60	49	29	78

Total interest-earning assets	$9,255	$(174)	$9,081	$5,323	$245	$5,568

Interest-bearing liabilities:
Interest-bearing demand and savings accounts	$254	$112	$366	$76	$146	$222
Time deposits	234	156	390	147	3	150
FHLB Advances and other borrowings	83	3	86	81	—	81
Subordinated notes	421	—	421	—	—	—

Total interest-bearing liabilities	992	271	1,263	304	149	453

Change in net interest income	$8,263	$(445)	$7,818	$5,019	$96	$5,115

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and net proceeds from borrowings and capital offerings. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At December 31, 2016, we had the capacity to borrow approximately $117.8 million from the Federal Home Loan Bank of Atlanta. At December 31, 2016, we had outstanding advances of $65.0 million at December 31, 2016 compared to $27.5 million at December 31, 2015, the increase was due mostly to the expanded use of borrowings to fund loan growth, generally at more advantageous rates than time deposits. We also have lines of credit at three financial institutions that would allow us to borrow up to $25.5 million at December 31, 2016. No credit lines were drawn upon at December 31, 2016.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used by operating activities for the year ended December 31, 2016 was $2.6 million. Net cash used by investing activities was $99.6 million for the year ended December 31, 2016, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing and repayment of securities. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, FHLB advances, proceeds of the subordinated notes issued was $93.2 million for the year ended December 31, 2016. Net cash provided by operating activities for year ended December 31, 2015 was $639,000. Net cash used in investing activities for the year ended December 31, 2015, was $29.2 million primarily disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, borrowings, and net proceeds from the stock offerings, was $9.1 million for the year ended December 31, 2015.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2016, the Bank exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of 12.10% of adjusted total assets, which is above the required level of 5.00%, common equity tier 1 capital to risk-weighted assets of 12.93%, which is above the required level of 6.50%, tier 1 capital to risk-weighted assets of 12.93%, which is above the required level of 8.00%, and total risk-based capital of 13.39% of risk-weighted assets, which is above the required level of 10.00%. Accordingly, the Bank was categorized as well-capitalized at December 31, 2016. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2016, we had unfunded loan commitments of $97.1 million including stand-by letters of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2016 totaled $144.2 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Liquidity Risk

Company Liquidity. Our primary sources of liquidity at the parent holding company level are dividends from Sunshine Bank, investment income, proceeds from the sale of investments, and net proceeds from borrowings and capital offerings. During 2016 and 2015, our primary uses of liquidity at the parent holding company level were the payment of dividends on preferred shares, the redemption of $5.7 million of preferred stock issued to the U.S. Treasury as part of its Small Business Lending Fund, the purchase of Community Southern Holdings, Inc., infusing equity capital into Sunshine Bank, and operating expenses of the parent holding company.

During 2015, Sunshine Bank paid a special dividend to the parent holding company of $18.8 million in connection with the acquisition of Community Southern Holdings, Inc.

During 2015, the Company sold 875,000 common shares to certain investors in a private placement at a price of $13.92 per share. The shares were issued to support the general corporate purposes of the Company.

During 2016, the Company accepted subscriptions for and sold, at 100% of their principal amount, an aggregate of $11.0 million of subordinated notes on a private placement basis, to two accredited investors. The subordinated notes bear interest at a fixed interest rate of 5.0% per year and have a maturity date of April 1, 2021. The subordinated notes are redeemable at the option of the Company, in whole or in part, at any time, without penalty or premium, subject to any required regulatory approvals.

During 2016, the Company contributed $19 million to Sunshine Bank as equity capital to support the Bank’s continued growth, including ongoing lending activities.

Management is not aware of any events that are reasonably likely to have a material adverse effect on the parent holding company’s liquidity.

Bank Liquidity. Management believes the sources of liquidity at the Bank are sufficient to support our banking operations.

Sunshine Bank’s primary sources of liquidity are deposit accounts, repurchase agreements, borrowings, and the sale, maturity, or call of investment securities. Sunshine Bank’s primary use of liquidity is the origination of loans; extension of credit; purchase of investment securities; and management of working capital. Deposits represented 89.8% and 93.2% of total Bank funding at December 31, 2016 and 2015, respectively. Brokered deposits at December 31, 2016 were $89.8 million, or 12.3% of total deposits. Brokered deposits at December 31, 2015 were $19.4 million, or 4.9% of total deposits. As of December 31, 2016 and December 31, 2015, reciprocal brokered deposits were $19.8 million and $8.3 million, respectively. As of December 31, 2016 and December 31, 2015, nonreciprocal brokered deposits represented 9.6% and 2.8%, respectively, of total deposits.

As of December 31, 2016 and 2015, Sunshine Bank had approximately $117.8 million and $88.3 million, respectively, of lendable collateral value available under a collateralized line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”). As of December 31, 2016 and December 31, 2015, we had outstanding advances of $65.0 million and $27.5 million, respectively. Accordingly, as of December 31, 2016 and December 31, 2015, Sunshine Bank had available borrowing capacity from the FHLB of $52.8 million and $60.8 million, respectively. The Bank may access additional funding at the FHLB through the pledge of additional collateral. As of December 31, 2016 and 2015, we had federal funds purchased lines of credit at three financial institutions that would allow us to borrow up to $25.5 million. No credit lines were drawn upon at December 31, 2016 and 2015.

Sunshine Bank had unrestricted investment securities with a market value of $77.6 million and $43.8 million for the years ended December 31, 2016 and 2015, respectively.

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

Interest Rate Risk

We define interest rate risk as the risk to earnings and equity arising from the behavior of interest rates. These behaviors include increases and decreases in interest rates as well as continuation of the current interest rate environment. The Asset Liability & Interest Rate Risk Management Policy (the “ALM Policy”) provides a comprehensive management process for identifying, measuring, monitoring, and managing interest rate risk. The ALM Policy is commensurate with the complexity, risk profile, and scope of operations and reflects the risk appetite, interest rate risk tolerances, and key risk indicators of the Company. The Board has designated the ALCO, through the treasury group, to implement the ALM Policy and to develop strategies to manage interest rate risk. The analysis of interest rate risk is performed at the Bank level. Accordingly, the model results provided herein reflect Bank-level data.

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

Earnings at risk is defined as the percentage change in net interest income (excluding provision for loan losses and income tax expense or benefit) due to assumed changes in interest rates. Earnings at risk is generally used to assess interest rate risk over relatively short time horizons. We compute earnings at risk on a quarterly basis over one and two-year time horizons.

Equity at risk is defined as the percentage change in the net economic value of assets and liabilities due to changes in interest rates compared to a base net economic value. The discounted present value of all cash flows represents our economic value of equity. Equity at risk is generally considered a measure of the long-term interest rate exposures of the balance sheet at a point in time. We compute equity at risk on a quarterly basis.

We conduct scenario analyses across a range of instantaneous, parallel, and sustained interest rate shocks and measure the percent of change in earnings and equity relative to a base case scenario assuming industry-generated forward rate curves. The range of interest rate shocks includes upward and downward movements of rates through 300 basis points in 100 basis point increments, subject to market conditions that may render certain rate shocks impracticable. For example, during the current period of ultra-low interest rates, downward interest rate shocks have been suspended. The ALM Policy defines this series of scenario analysis as Core Scenarios. The size and composition of the balance sheet is held constant for the Core Scenarios. Measures of earnings at risk computed over a one-year time horizon and equity at risk produced from the Core Scenarios are defined as key risk indicators and are compared to risk tolerances established by the ALCO and the Board.

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

Simulation analysis involves the use of several assumptions including, but not limited to, the timing of cash flows such as investment security calls, loan prepayment speeds, deposit attrition rates, the interest rate sensitivity of loans and deposits relative to general market rates, and the behavior of interest rates and spreads. Furthermore, equity at risk simulation uses assumptions regarding discount rates that value cash flows. Simulation analysis is highly dependent on model assumptions that may vary from actual outcomes. For example, higher levels of interest rate sensitivity of deposits to upward movements in interest rates may adversely impact net interest income. Additionally, slower prepayment speeds of loans may adversely impact the economic value of equity in a rising interest rate environment. Key simulation assumptions are subject to stress testing to assess the impact of assumption changes on earnings at risk and equity at risk. We will also use back-testing to assess the effectiveness of simulation analysis in identifying, measuring, monitoring, and managing interest rate risk. From time to time, key model assumptions may be modified to improve the effectiveness of simulation analysis. Management modified certain key assumptions at December 31, 2015. The key assumptions were held constant during 2016.

The table below summarizes the results of the Core Scenarios for earnings at risk and equity at risk assuming instantaneous, parallel, and sustained upward interest rate shocks of 100, 200, and 300 basis points, which we deem most relevant in the current economic environment, at December 31, 2016 and December 31, 2015. The results for earnings at risk are measured over a one-year time horizon as compared to the base case scenario. Earnings at risk and equity at risk may not produce highly correlated results due to the fundamental nature of the two simulation techniques. The calculation of earnings at risk is focused on the interest rate characteristics of assets and liabilities that may alter earnings within a one-year time horizon. In contrast, equity at risk measures cash flows over time horizons that capture the interest rate characteristics of assets and liabilities that may change within one year and beyond one year.

The Company uses a variety of strategies to manage interest rate risk including, but not limited to, modifications to the size and composition of various assets and liabilities and modifications to the pricing and structure of the loan and deposit products.

The change in the interest rate risk profile of the bank between December 31, 2015 and December 31, 2016 reflect the impact of the acquisition of loans and deposits from Florida Bank of Commerce, an increase in the holdings of floating rate securities in the investment portfolio, and an increase in the holdings of adjustable rate residential mortgages in the loan portfolio.

As of December 31, 2016 and December 31, 2015, the Company had no derivative financial instruments.

December 31, 2016
% Change in Net Interest Income			% Change in Economic Value of Equity
	Position	Policy		Position	Policy
Up 100 basis points	(0.07)%	(5.0)%	Up 100 basis points	(2.7)%	(5.0)%
Up 200 basis points	(0.12)%	(7.5)%	Up 200 basis points	(5.6)%	(10.0)%
Up 300 basis points	(0.39)%	(10.0)%	Up 300 basis points	(8.4)%	(15.0)%

December 31, 2015
% Change in Net Interest Income			% Change in Economic Value of Equity
	Position	Policy		Position	Policy
Up 100 basis points	(2.3)%	(5.0)%	Up 100 basis points	(2.4)%	(5.0)%
Up 200 basis points	(4.6)%	(7.5)%	Up 200 basis points	(5.4)%	(10.0)%
Up 300 basis points	(7.1)%	(10.0)%	Up 300 basis points	(8.7)%	(15.0)%

ITEM 8.	Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in Exhibit 13 of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice-President Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

(c) Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2017 Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I—Election of Directors” section of the Company’s 2017 Proxy Statement is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2017 Proxy Statement is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2017 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Consolidated Financial Statement Schedules

(a)(1)	Consolidated Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2016 and 2015;

(C)	Consolidated Statements of Operations - years ended December 31, 2016 and 2015;

(D)	Consolidated Statements of Stockholders’ Equity – years ended December 31, 2016 and 2015;

(E)	Consolidated Statements of Cash Flows- years ended December 31, 2016 and 2015; and

(F)	Notes to Consolidated Financial Statements

(a)(2)	Consolidated Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits

3.1	Articles of Incorporation of Sunshine Bancorp, Inc. (1)

3.2	Bylaws of Sunshine Bancorp, Inc. (2)

4	Form of Common Stock Certificate of Sunshine Bancorp, Inc. (3)

10.1	Form of Employment Agreement between Sunshine Bank and Andrew S. Samuel (4)

10.2	Supplemental Executive Retirement Plan for Andrew S. Samuel (5)

10.3	Sunshine Bank Executive Incentive Plan (6)

10.4	Employment Agreement between Sunshine Bank and John D. Finley (7)

10.5	Form of Purchase Agreement, dated December 2, 2015, by and among Sunshine Bancorp, Inc. and the purchasers thereunder (8)

10.6	Sunshine Bancorp, Inc. 2015 Equity Incentive Plan (9)

10.7	Amendment to Sunshine Bancorp, Inc. 2015 Equity Incentive Plan (10)

10.8	Form of Incentive Stock Option Award Agreement (11)

10.9	Form of Non-Qualified Stock Option Award Agreement (12)

10.10	Form of Restricted Stock Award Agreement (13)

10.11	Change in Control Agreement with Jane Tompkins (14)

10.12	Change in Control Agreement with Janak Amin (15)

10.13	Employment Agreement with Dana S. Kilborne (16)

13	Company’s Consolidated Financial Statements

21	Subsidiaries (17)

23.1	Consent of Hacker, Johnson & Smith, PA (18)

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

(1)	Filed as Exhibit 3.1 to the Registration Statement on Form S-3 of Sunshine Bancorp, Inc. (file no. 333-208610) originally filed with the Securities and Exchange Commission on December 18, 2015, as amended, and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to the Current Report on Form 8-K of Sunshine Bancorp, Inc. (file no. 001-36539) originally filed with the Securities and Exchange Commission on February 25, 2016 and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to the Registration Statement on Form S-3 of Sunshine Bancorp, Inc. (file no. 333-208610) originally filed with the Securities and Exchange Commission on December 18, 2015, as amended, and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Sunshine Bancorp, Inc. (file no. 001-36539) originally filed with the Securities and Exchange Commission on October 10, 2014 and incorporated herein by reference.
(5)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Sunshine Bancorp, Inc. (file no. 001-36539) originally filed with the Securities and Exchange Commission on February 3, 2015 and incorporated herein by reference.
(6)	Filed as Exhibit 10.2 to the Current Report on Form 8-K of Sunshine Bancorp, Inc. (file no. 001-36539) originally filed with the Securities and Exchange Commission on February 3, 2015 and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Sunshine Bancorp, Inc. (file no. 001-36539) originally filed with the Securities and Exchange Commission on January 28, 2016 and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Sunshine Bancorp, Inc. (file no. 001- 36539) originally filed with the Securities and Exchange Commission on December 2, 2015 and incorporated herein by reference.
(9)	Filed as Appendix A to the 2015 Proxy Statement DEF 14A of Sunshine Bancorp, Inc. (file no. 001- 36539) originally filed with the Securities and Exchange Commission on July 15, 2015.
(10)	Filed on Form S-4 of Sunshine Bancorp, Inc. (file no. 333-212209) originally filed with the Securities and Exchange Commission on June 23, 2016 and incorporated herein by reference.
(11)	Filed as Exhibit 10.2 to the Registration Statement on Form S-8 of Sunshine Bancorp, Inc. (file no. 333-207372) originally filed with the Securities and Exchange Commission on October 9, 2015 and incorporated herein by reference.
(12)	Filed as Exhibit 10.3 to the Registration Statement on Form S-8 of Sunshine Bancorp, Inc. (file no. 333-207372) originally filed with the Securities and Exchange Commission on October 9, 2015 and incorporated herein by reference.
(13)	Filed as Exhibit 10.4 to the Registration Statement on Form S-8 of Sunshine Bancorp, Inc. (file no. 333-207372) originally filed with the Securities and Exchange Commission on October 9, 2015 and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Sunshine Bancorp, Inc. (file no. 001-36539) originally filed with the Securities and Exchange Commission on October 2, 2015 and incorporated herein by reference.
(15)	Filed as Exhibit 10.15 to the Registration Statement on Form S-4 of Sunshine Bancorp, Inc. (file no. 333-212209) originally filed with the Securities and Exchange Commission on June 23, 2016 and incorporated herein by reference.
(16)	Filed as Exhibit B to Exhibit 2.1 to the Current Report on Form 8-K of Sunshine Bancorp, Inc. (file no. 001-36539) originally filed with the Securities and Exchange Commission on May 10, 2016 and incorporated herein by reference.
(17)	Filed as Exhibit 21 to the Registration Statement on Form S-1 of Sunshine Bancorp, Inc. (file no. 333-191125) originally filed with the Securities and Exchange Commission on September 12, 2013, amended, and incorporated herein by reference.
(18)	Filed as Exhibit 23.3 and Exhibit 23.4 on Form S-4 of Sunshine Bancorp, Inc. (file no. 333-212209) originally filed with the Securities and Exchange Commission on June 23, 2016 and incorporated herein by reference.

ITEM 16.	Form 10-K Summary.

None.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunshine Bancorp, Inc.

Date: March 24, 2017	By:	/s/ Andrew S. Samuel
Andrew S. Samuel, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andrew S. Samuel Andrew S. Samuel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2017

/s/ John D. Finley John D. Finley	Executive Vice-President and Chief Financial Officer (Principal Financial Officer)	March 24, 2017

/s/ Jermaine K. Crosson Jermaine K. Crosson	Senior Vice President and Principal Accounting Officer (Principal Accounting Officer)	March 24, 2017

/s/ Ray H. Rollyson, Jr. Ray H. Rollyson, Jr.	Chairman of the Board	March 24, 2017

/s/ Joseph E. Newsome Joseph E. Newsome	Director	March 24, 2017

/s/ Kenneth H. Compton Kenneth H. Compton	Director	March 24, 2017

/s/ W.D. McGinnes, Jr. W.D. McGinnes, Jr.	Director	March 24, 2017

/s/ D. William Morrow D. William Morrow	Director	March 24, 2017

/s/ George Parmer	Director	March 24, 2017
George Parmer

/s/ William E. Pommerening	Director	March 24, 2017
William E. Pommerening

/s/ Marion M. Smith Marion M. Smith	Director	March 24, 2017

/s/ Will Weatherford Will Weatherford	Director	March 24, 2017

/s/ Dana S. Kilbourne Dana S. Kilbourne	Director	March 24, 2017

/s/ Malcolm Kirschenbaum Malcolm Kirschenbaum	Director	March 24, 2017

/s/ James T. Swann James T. Swann	Director	March 24, 2017

/s/ John C. Reich John C. Reich	Director	March 24, 2017

/s/ Sal A. (Joe) Nunziata Sal A. (Joe) Nunziata	Director	March 24, 2017