Form 10-Q
period 2017-03-31
Sunshine Bancorp, Inc.
filed 2017-05-15
CIK 1599891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:

As of May 10, 2017, there were issued and outstanding 8,018,917 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

March 31, 2017 Form 10-Q

SUNSHINE BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands)

	As of March 31, 2017	As of December 31, 2016
	(unaudited)
Assets
Cash and due from banks	$29,860	$16,562
Interest-earning deposits with banks	30,628	21,386
Federal funds sold	10,430	12,325

Cash and cash equivalents	70,918	50,273
Time deposits with banks	2,794	2,794
Securities available for sale	109,943	109,668
Loans held for sale	865	443
Loans, net of allowance for loan losses of $3,643 and $3,274	689,656	683,784
Premises and equipment, net	25,627	25,920
Federal Home Loan Bank stock, at cost	2,750	3,478
Cash surrender value of bank-owned life insurance	22,618	22,462
Deferred income tax asset	5,665	6,660
Goodwill and other intangibles	22,069	22,308
Accrued interest receivable	1,869	2,077
Other real estate owned	32	32
Other assets	1,572	1,536

Total assets	$956,378	$931,435

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand accounts	$243,313	$217,418
Interest-bearing demand and savings accounts	377,045	354,327
Time deposits	150,810	158,204

Total deposits	771,168	729,949
Other borrowings	54,179	71,867
Subordinated notes	11,000	11,000
Other liabilities	5,977	6,518

Total liabilities	842,324	819,334

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized; none outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; issued and outstanding of 8,018,696 and 7,986,074 shares	80	80
Additional paid in capital	94,478	94,302
Retained income	23,433	21,803
Unearned employee stock ownership plan (“ESOP”) shares	(3,047)	(3,047)
Accumulated other comprehensive loss	(890)	(1,037)

Total stockholders’ equity	114,054	112,101

Total liabilities and stockholders’ equity	$956,378	$931,435

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Interest income:
Loans	$7,930	$4,055
Securities	427	221
Other	131	78

Total interest income	8,488	4,354

Interest Expense:
Deposits	588	315
Borrowed funds	263	25

Total interest expense	851	340

Net interest income	7,637	4,014
Provision for loan losses	—	—

Net interest income after provision for loan losses	7,637	4,014

Noninterest income:
Fees and service charges on deposit accounts	465	326
Mortgage Broker Fees	59	47
Gain on sale of securities	—	26
Income from bank-owned life insurance	182	95
Other	369	173

Total noninterest income	1,075	667

Noninterest expenses:
Salaries and employee benefits	3,649	2,576
Occupancy and equipment	724	576
Data and item processing services	540	341
Professional fees	213	171
Advertising and promotion	6	45
Stationery and supplies	47	46
FDIC Deposit insurance	75	102
Other	859	621

Total noninterest expenses	6,113	4,478

Income before income taxes	2,599	203
Income tax expense	969	49

Net income	$1,630	$154

Basic and Diluted earnings per share	$0.21	$0.03

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$1,630	$154

Other comprehensive income:
Change in unrealized loss on securities:
Unrealized gain arising during the period	235	308
Reclassification adjustment for realized gains	—	(26)

Net change in unrealized loss	235	282
Deferred income taxes on above change	(88)	(106)

Total other comprehensive income	147	176

Comprehensive income	$1,777	$330

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

($ In thousands)

Three Months Ended March 31, 2017 and 2016

	Common Stock		Additional Paid In	Retained	Unearned ESOP	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Capital	Income	Shares	Income (Loss)	Equity
Balance, December 31, 2015	5,259,321	$53	$52,763	$21,846	$(3,160)	$(108)	$71,394

Net income(unaudited)	—	—	—	154	—	—	154

Issuance of common stock under share-based awards plan, net(unaudited)	6,629	—	—	—	—	—	—

Stock based compensation(unaudited)	—	—	212	—	—	—	212

Net change in unrealized loss on Securities available for sale, net of taxes(unaudited)	—	—	—	—	—	176	176

Balance, March 31, 2016(unaudited)	5,265,950	$53	$52,975	$22,000	$(3,160)	$68	$71,936

Balance, December 31, 2016	7,986,074	$80	$94,302	$21,803	$(3,047)	$(1,037)	$112,101

Net income(unaudited)	—	—	—	1,630	—	—	1,630

Issuance of common stock under share-based awards plan, net(unaudited)	32,622	—	—	—	—	—	—

Stock based compensation(unaudited)	—	—	176	—	—	—	176

Net change in unrealized loss on Securities available for sale, net of taxes(unaudited)	—	—	—	—	—	147	147

Balance, March 31, 2017(unaudited)	8,018,696	$80	$94,478	$23,433	$(3,047)	$(890)	$114,054

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,630	$154
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, Amortization, Accretion, net	671	429
Gain on sale of loans originated for sale	(59)	(47)
Proceeds from the sale of loans originated for sale	1,412	1,199
Loans originated as for sale	(1,775)	(815)
Income from bank-owned life insurance, net	(156)	(81)
Gain on sale of securities available for sale	—	(26)
Decrease (Increase) in accrued interest receivable	208	(2)
Decrease in deferred tax assets	907	48
(Increase) Decrease in other assets	(36)	834
Stock options and restricted stock compensation expense	176	212
Decrease in other liabilities	(541)	(4,140)

Net cash provided by (used in) operating activities	2,437	(2,235)

Cash flows from investing activities:
Maturities of time deposits with banks	—	490
Proceeds from sale of securities available for sale	—	4,048
Purchases of securities available for sale	(4,996)	(15,630)
Calls, repayments, and maturities of securities available for sale	4,850	7,686
Net increase in loans	(5,905)	(11,506)
Purchases of premises and equipment, net	—	(269)
Redemption of Federal Home Loan Bank stock	728	291

Net cash used in by investing activities	(5,323)	(14,890)

Cash flows from financing activities:
Net increase in deposits	41,219	16,089
Net decrease in Other Borrowings	(17,688)	(7,689)
Net increase in Subordinated Notes	—	11,000

Net cash provided by financing activities	23,531	19,400

Increase in cash and cash equivalents	20,645	2,275
Cash and cash equivalents at beginning of period	50,273	59,344

Cash and cash equivalents at end of period	$70,918	$61,619

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$668	$339

Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of taxes	$147	$176

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

Sunshine Bank is a federal stock savings bank. It was first organized in 1954 as a federal mutual savings and loan association under the name First Federal Savings and Loan Association of Plant City. In 1975, the Bank changed its name to Sunshine State Federal Savings and Loan Association. In 2014, the Bank changed its name to Sunshine Bank. The Bank through its eighteen full service banking offices provides a variety of retail community banking services to individuals and businesses primarily in Hillsborough, Polk, Manatee, Sarasota, Pasco, Orange, Brevard, Osceola, and Seminole Counties, Florida.

Our accounting and reporting policies conform to Accounting Principles Generally Accepted in the United States of America (“GAAP”) and general practices within the banking industry and are described in note 1 to the audited consolidated financial statements in our 2016 Annual Report on Form 10-K, as updated by information in this Form 10-Q. These condensed consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q, and accordingly, certain information and disclosures normally included in audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2017, and the results of operations for the three month periods ended March 31, 2017 and 2016. The results of operations for the three month periods ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year or any other period.

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

Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements in this report have not been audited except for information derived from our audited 2016 financial statements.

Share-based Compensation. The Company expenses the fair value of any stock options or restricted stock granted. The Company recognizes share-based compensation in operations as the awards vest.

Comprehensive Income. GAAP generally require that recognized revenue, expenses, gains and losses be included in operations. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net income, are components of comprehensive income.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Organization and Significant Accounting Policies, continued

Recent Accounting Standards Update.

During March 2017, the FASB issued new guidance related to Premium Amortization on Purchased Callable Debt Securities. The new guidance shortens the amortization period for certain callable debt securities held at a premium to require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for public business entities for annual periods beginning after December 15, 2018 for emerging growth companies who elect not to use the extended transition period. The adoption of this guidance is not expected to be material to the consolidated financial statements.

During January 2017, the FASB issued new guidance related to, Simplifying the Test for Goodwill Impairment. The new guidance eliminates Step 2 of the goodwill impairment test. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. However, the requirement to perform a qualitative assessment for any reporting unit with a zero or negative carrying amount is eliminated. The amendments are effective for public business entities for annual periods beginning after December 15, 2019 for emerging growth companies who elect not to use the extended transition period. The adoption of this guidance is not expected to be material to the consolidated financial statements.

During June 2016, the FASB issued new guidance related to Credit Losses. The new guidance requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Additionally, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for emerging growth companies who elect not to use the extended transition period. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

During March 2016, the FASB issued new guidance related to Compensation-Stock Compensation. The new guidance is intended to simplify the accounting for stock compensation by requiring all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The guidance also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The guidance provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The amendments are effective for public business entities for annual periods beginning after December 15, 2016 for emerging growth companies who elect not to use the extended transition period. The adoption of this guidance is not expected to be material to the consolidated financial statements.

During February 2016, the FASB issued new guidance related to Leases. The new guidance requires lessees to recognize assets and liabilities related to certain operating leases on the balance sheet. The new guidance also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years for emerging growth companies who elect not to use the extended transition period. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

During January 2016, the FASB issued new guidance related to Financial Instruments. The new guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years for emerging growth companies who elect not to use the extended transition period. The adoption of this guidance is not expected to be material to the consolidated financial statements.

Reclassifications. Certain amounts reported in the prior periods, condensed consolidated financial statements may have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income or stockholders’ equity.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Business Combinations

Acquisition of Florida Bank of Commerce. On October 31, 2016, pursuant to an Agreement and Plan of Merger entered into May 9, 2016, the Company completed its acquisition of FBC Bancorp, Inc. (“FBC”) and its wholly-owned subsidiary Florida Bank of Commerce (the “Merger”). At the effective time of the Merger, each share of common stock of FBC was converted into 0.88 of a share of common stock of the Company. The Company acquired these assets and liabilities to expand its market presence in the Greater Orlando Metropolitan Statistical Area (“MSA”) and to further its strategy of capitalizing on opportunities along the demographically attractive I-4 corridor. With the acquisition the Company entered Brevard, Osceola, and Seminole Counties, Florida.

Results of operations for FBC Bancorp, Inc. prior to the acquisition date are not included in the Consolidated Statement of Income for the three month period ended March 31, 2016. The table presents unaudited pro forma information as if the acquisition of had occurred on January 1, 2016. The tables below have been prepared for comparative purposes only and are not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented. (in thousands, except per share amounts)

Unaudited pro forma information
Three months ended
March 31, 2016
Net interest income	$7,073

Net income	$1,195

Basic and Diluted Pro forma Earnings per share	$0.15

(3)	Securities

Securities have been classified according to management intent. On March 19, 2015 the Company transferred all securities classified as held to maturity to available for sale at a fair market value of $69.7 million. The transfer was performed to enhance the interest rate risk position of the Company and provide liquidity for future loan growth. As a result of the transfer, the Company was precluded from classifying securities as held to maturity until March 2017. The amortized cost and fair values of securities are as follows (in thousands):

Securities Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
March 31, 2017:
Federal Home Loan Bank obligations	$1,000	—	—	$1,000
U.S. Government enterprise and agency obligations	20,480	12	(97)	20,395
Agency Mortgage-backed securities	89,890	16	(1,358)	88,548

Total	$111,370	28	(1,455)	$109,943

December 31, 2016:
Federal Home Loan Bank obligations	$3,000	2	—	$3,002
U.S. Government enterprise and agency obligations	15,347	5	(99)	15,253
Agency Mortgage-backed securities	92,983	12	(1,582)	91,413

Total	$111,330	19	(1,681)	$109,668

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Securities, continued

The amortized cost and fair value of securities at March 31, 2017 by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayment rights. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately. (in thousands)

	Securities Available for sale
	Amortized Cost	Fair Value
Due in one year or less	$11,003	$10,998
Due from one year to five years	10,477	10,397
Agency Mortgage-backed securities	89,890	88,548

	$111,370	$109,943

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less Than Twelve Months		Twelve Months or Greater
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities Available for sale:
At March 31, 2017
US Government enterprise and agency obligations	$(97)	$13,387	$—	$—
Agency Mortgage-backed securities	(1,358)	78,121	—	$—

Totals	$(1,455)	$91,508	$—	$—

	Less Than Twelve Months		More than Twelve Months
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities Available for sale:
At December 31, 2016
US Government enterprise and agency obligations	$(99)	$9,387	$—	$—
Agency Mortgage-backed securities	(1,582)	77,800	—	$—

Totals	$(1,681)	$87,187	$—	$—

At March 31, 2017 there were thirty-four securities in a loss position. In considering the credit quality of the issuers, the nature and cause of the unrealized loss, the severity and length of time in an unrealized loss position, and other factors, it is expected that the securities would not be settled at a price less than the par value of the investments. Management determined that the decline in fair value is attributable to fluctuations in interest rates and other market conditions and not a deterioration of the credit quality of the issuers. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The Company pledged securities with a fair market value of approximately $37.8 million at March 31, 2017 and $22.1 million at December 31, 2016 to secure public funds and other borrowings.

Securities available for sale sold, are summarized as follows (in thousands):

	For the three months ended
	March 31, 2017	March 31, 2016
Proceeds received from sale	$—	$4,048

Gross Gains on sale	$—	$26

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans

The loan portfolio segments and classes are as follows (in thousands):

	At March 31, 2017	At December 31, 2016
Real estate loans:
One-to-four-family residential	$139,754	$155,262
Commercial and multi-family	367,370	356,788
Construction and land	58,491	51,520
Home equity	21,519	21,902

Total real estate loans	587,134	585,472

Commercial loans	105,124	100,239
Consumer loans	1,230	1,478

Total loans	693,488	687,189

Deduct:
Deferred loan fees, net	(189)	(131)
Allowance for loan losses	(3,643)	(3,274)

Loans, net	$689,656	$683,784

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

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Loans	Commercial Loans	Consumer Loans	Unallocated	Total
Three Months Ended March 31, 2017:
Beginning balance	$2,473	469	6	326	$3,274
Provision (Credit) for loan losses	8	98	1	(107)	—
Charge-offs	—	—	—	—	—
Recoveries	350	19	—	—	369

Ending balance	$2,831	586	7	219	$3,643

Three Months Ended March 31, 2016:
Beginning balance	$1,354	583	23	551	$2,511
(Credit) Provision for loan losses	—	—	—	—	—
Charge-offs	—	(11)	(2)	—	(13)
Recoveries	14	19	1	—	34

Ending balance	$1,368	591	22	551	$2,532

At March 31, 2017:
Individually evaluated for impairment:
Recorded investment	$928	489	39	—	$1,456

Balance in allowance for loan losses	16	—	—	—	16

Collectively evaluated for impairment:
Recorded investment	$289,959	66,037	440	—	$356,436

Balance in allowance for loan losses	$2,109	500	5	219	$2,833

Recorded investment in loans accounted for under ASC 310-20 Loan Receivables	$293,088	38,598	751	—	$332,437

Balance in allowance for loan losses	$706	86	2	—	$794

Recorded investment in loans accounted for under ASC 310-30 Loans Acquired with Deteriorated Credit Quality	$3,159	—	—	—	$3,159

Balance in allowance for loan losses	—	—	—	—	—

At December 31, 2016:
Individually evaluated for impairment:
Recorded investment	$1,035	500	36	—	$1,571

Balance in allowance for loan losses	21	9	1	—	31

Collectively evaluated for impairment:
Recorded investment	$274,513	59,586	608	—	$334,707

Balance in allowance for loan losses	$1,687	378	4	326	$2,395

Recorded investment in loans accounted for under ASC 310-20 Loan Receivables	$307,605	40,153	834	—	$348,592

Balance in allowance for loan losses	$765	82	1	—	$848

Recorded investment in loans accounted for under ASC 310-30 Loans Acquired with Deteriorated Credit Quality	$2,319	—	—	—	$2,319

Balance in allowance for loan losses	—	—	—	—	—

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans, Continued

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

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans, Continued

The following summarizes the loan credit quality (in thousands):

	Real Estate Loans
	One-to	Commercial	Construction
	Four-Family	and	and	Home
	Residential	Multi Family	Land	Equity	Commercial	Consumer	Total
Credit Risk Profile by Internally Assigned Grade:
At March 31, 2017:
Grade:
Pass	$138,922	$364,086	$58,128	$21,142	$103,510	$1,221	$687,009
Special mention	486	1,125	357	31	606	—	2,605
Substandard	346	2,159	6	346	1,008	9	3,874

Total	$139,754	$367,370	$58,491	$21,519	$105,124	$1,230	$693,488

At December 31, 2016:
Grade:
Pass	$153,965	$351,096	$49,901	$21,902	$98,714	$1,442	$677,020
Special mention	490	730	543	—	79	—	1,842
Substandard	807	4,962	1,076	—	1,446	36	8,327

Total	$155,262	$356,788	$51,520	$21,902	$100,239	$1,478	$687,189

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2017:
Real estate mortgage loans:
One-to-four family residential	$1,348	989	—	2,337	137,071	346	$139,754
Commercial Real Estate and Multifamily	413	—	—	413	366,785	172	367,370
Construction and Land	74	86	—	160	58,331	—	58,491
Home Equity	—	—	—	—	21,489	30	21,519
Commercial loans	109	—	—	109	105,015	—	105,124
Consumer loans	11	—	—	11	1,180	39	1,230

Total	$1,955	1,075	—	3,030	$689,871	587	$693,488

At December 31, 2016:
Real estate mortgage loans:
One-to-four family residential	$501	274	—	775	154,487	—	$155,262
Commercial Real Estate and Multifamily	778	—	—	778	355,755	255	356,788
Construction and Land	1,519	—	—	1,519	50,001	—	51,520
Home Equity	22	—	—	22	21,880	—	21,902
Commercial loans	217	—	—	217	100,022	—	100,239
Consumer loans	10	—	—	10	1,432	36	1,478

Total	$3,047	274	—	3,321	$683,577	291	$687,189

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans, Continued

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2017
Real estate mortgage loans:
One-to-four-family residential	$346	$346	$313	$313	$16	$659	$659	$16
Commercial and Multifamily	239	647	—	—	—	239	647	—
Home Equity	30	30	—	—	—	30	30	—
Commercial loans	489	525	—	—	—	489	525	—
Consumer Loans	39	39	—	—	—	39	39	—

	$1,143	$1,587	$313	$313	$16	$1,456	$1,900	$16

December 31, 2016:
Real estate mortgage loans:
One-to-four-family residential	$—	$—	$448	$448	$21	$448	$448	$21
Commercial and Multifamily	587	1,568	—	—	—	587	1,568	—
Commercial loans	427	457	73	77	9	500	534	9
Consumer Loans	—	—	36	36	1	36	36	1

	$1,014	$2,025	$557	$561	$31	$1,571	$2,586	$31

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans, Continued

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended March 31,
	2017			2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
One-to-four-family residential	$314	6	4	458	9	7
Commercial real estate and Multifamily	187	8	7	891	19	26
Land and construction	—	—	—	157	—	2
Commercial loans	492	9	9	533	12	12

Total	$933	23	20	2,039	40	47

During the three months ended March 31, 2017 and 2016, the Company did not enter into any debt restructurings and the Company had no loans restructured as troubled debt restructurings that subsequently defaulted that had been modified in the previous twelve month period. As of March 31, 2017 the Company had remaining approximately $436,000 in accruing TDRs and $76,000 of non-accruing TDRs.

At March 31, 2017 the contractually required principal of Purchased Credit Impaired (“PCI”) loans acquired was $3.6 million. The recorded investment of PCI loans was $3.2 million. There were no additional losses generated during the three months ended March 31, 2017 from these loans.

(5)	Other Borrowings

The Company is a member of the Federal Home Loan Bank of Atlanta (“FHLB”). The FHLB requires members to purchase stock in the FHLB, the required amount changes based upon their level of borrowings. FHLB stock is non-marketable and is carried at cost. At March 31, 2017, the Company held $2.8 million in FHLB stock.

At March 31, 2017, the Company had a maximum borrowing capacity of approximately $232.6 million with the FHLB. Advances are secured by a blanket lien on loans and the Company’s FHLB stock. Pursuant to the collateral agreement, borrowing availability is determined by the amount of qualifying collateral pledged. As of March 31, 2017 the Company had $158.2 million in loans pledged and total credit availability of approximately $113.2 million.

As of March 31, 2017, the Company had the following FHLB advances ($ in thousands).

At March 31, 2017
Maturing in the year ending	Advance type	Interest rate	Amount
2017	Fixed Rate	0.71%	3,000
2017	Fixed Rate	0.84%	8,000
2017	Fixed Rate	0.76%	7,000
2017	Fixed Rate	0.80%	7,000
2017	Fixed Rate	0.93%	10,000
2017	Fixed Rate	0.69%	10,000

			$45,000

The Company enters into sweep agreements with customers that sweep funds from deposit accounts into investment accounts. These investment accounts are not federally insured and are treated as borrowings. At March 31, 2017 the outstanding balance of such borrowings totaled $9.2 million. The Company pledged securities with a market value of $9.7 million as collateral for these agreements. There were $6.9 million in sweep agreements at December 31, 2016.

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

(7)	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At March 31, 2017		At December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$70,918	$70,918	$50,273	$50,273
Time deposits with banks (Level 1)	2,794	2,794	2,794	2,794
Securities available for sale (Level 2)	109,943	109,943	109,668	109,668
Loans held for sale (Level 3)	865	878	443	450
Loans (Level 3)	689,656	692,120	683,784	718,111
Federal Home Loan Bank stock (Level 3)	2,750	2,750	3,478	3,478
Accrued interest receivable (Level 3)	1,869	1,869	2,077	2,077
Financial liabilities:
Deposits (Level 3)	771,168	770,746	729,949	729,553
FHLB Advances (Level 3)	45,000	44,948	65,000	64,975
Other borrowings (Level 3)	9,179	9,179	6,867	6,867
Subordinated notes (Level 3)	11,000	10,860	11,000	10,860
Off-balance-sheet financial instruments (Level 3)	—	—	—	—

Discussion regarding the assumptions used to compute the estimated fair values of instruments can be found in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2017 (“2016 Form 10-K”).

(8)	Fair Value Measurements

Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Level 1	Level 2	Level 3
At March 31, 2017:
Federal Home Loan Bank obligations	$1,000	—	$1,000	—
U.S. Government enterprise and agency obligations	20,395	—	20,395	—
Mortgage-backed securities	88,548	—	88,548	—

Total	$109,943	—	$109,943	—

	Fair Value	Level 1	Level 2	Level 3
At December 31, 2016:
Federal Home Loan Bank obligations	$3,002	—	$3,002	—
U.S. Government enterprise and agency obligations	15,253	—	15,253	—
Mortgage-backed securities	91,413	—	91,413	—

Total	$109,668	—	$109,668	—

During the three months ended March 31, 2017 no securities were transferred in or out of Levels 1, 2, or 3.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8)	Fair Value Measurements, continued

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis, excluding purchased credit impaired loans are as follows (in thousands):

	At Period End					Losses Recorded
	Fair Value	Level 1	Level 2	Level 3	Total Losses	During the Period
At March 31, 2017:
One-to-four-family residential	$313	—	—	$313	16	—
Commercial and Multifamily	239	—	—	239	408	—
Commercial	421	—	—	421	31	—

Total	$973	—	—	$973	455	—

At December 31, 2016:
Commercial and Multifamily	$587	—	—	587	718	73
Commercial	427	—	—	427	72	—

Total	$1,014	—	—	$1,014	790	73

Other real estate owned which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

	At Period End					Losses Recorded
	Fair Value	Level 1	Level 2	Level 3	Total Losses	During the Period
At March 31, 2017
Other real estate owned	$32	—	—	32	—	—

At December 31, 2016
Other real estate owned	$32	—	—	32	—	—

(9)	Employee Stock Ownership Plan (“ESOP”)

The Holding Company has established an ESOP which acquired 338,560 shares in exchange for a $3,385,600 indirect note payable from the Employee Stock Ownership Plan Trust to the Holding Company. The note bears interest at a variable rate based on Prime and is payable in thirty annual installments. As of March 31, 2017 33,855 shares held by the Employee Stock Ownership Plan Trust have been released and allocated to employees.

ESOP shares were as follows ($ in thousands, except per share amounts):

	At March 31, 2017	At December 31, 2016
Allocated shares	33,855	33,855
Unallocated shares	304,705	304,705

Total ESOP shares	338,560	338,560

Fair value of unallocated shares	$6,381	$5,223

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(10)	Stock-Based Compensation

The Company’s 2015 Equity Incentive Plan (the “Plan”), provides for the grant of stock-based awards to officers, employees and directors of the Company. Generally the grants vest over a five year period. On September 28, 2016, stockholders approved an amendment to the Plan, increasing the total number of shares available for issuance from 592,480 shares to 742,480 shares and the corresponding increase in the maximum number of shares issuable pursuant to the exercise of stock options. Awards of the Company granted as replacements for awards granted by an acquired company do not reduce the total available for issuance. Stock-based compensation is accounted for in accordance with FASB ASC Topic 718 for Compensation — Stock Compensation. The Company establishes fair value for its stock awards measured by the Company’s stock price on the grant date. The fair value of options is measured on the grant date using the Black-Scholes option-pricing model. The Company’s assumptions included the one year Treasury-bill rate to establish a risk free interest rate of 0.32%, expected volatility of 16.7%, and an expected life of seven years. The Company recognizes the related expense for employees ratably over the vesting period. The following table summarizes the outstanding stock options and restricted stock:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	800,190	$13.04
Granted	—	—
Forfeited	(1,200)	$13.96
Exercised or Expired	(69,378)	$13.96

Outstanding at March 31, 2017	729,612	$13.04

Exercisable at March 31, 2017	322,216	$11.78
Unvested awards at March 31, 2017	407,396	$14.20

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	82,874	$13.97
Granted	—	—
Forfeited	(1,200)	$13.96

Unvested awards at March 31, 2017	81,674	$13.97

The weighted average remaining contractual term was approximately 8.5 years and the aggregate intrinsic value was $5.7 million for options outstanding as of March 31, 2017. As of March 31, 2017, exercisable options had a weighted average remaining contractual term of approximately 7.6 years, and an aggregate intrinsic value of $2.9 million. As of March 31, 2017, there was $ 1.1 million of total unrecognized compensation cost related to options and $1.1 million in unrecognized compensation cost related to non-vested stock awards granted. For the three months ended March 31, 2017, the Company recognized $79,000 in compensation cost related to options and $97,000 in compensation cost related to stock awards, with an implied tax benefit of $45,000. The current quarter tax provision includes no excess tax benefit from stock based compensation.

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

There were changes in the risk weighting of certain assets to better reflect the risk associated with those assets, such as the risk weighting for nonperforming loans and certain high volatility commercial real estate acquisitions, development and construction loans. The changes also include additional limitations on the inclusion of deferred tax asset in capital. The Bank made a one-time election to exclude accumulated other comprehensive income from regulatory capital in order to reduce the impact of market volatility on regulatory capital. In order to avoid limitations on distributions, including

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2017 the Bank’s capital conservation buffer was 5.21% exceeding the minimum of 1.25% for 2017.

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at March 31, 2017 and December 31, 2016. As of March 31, 2017 the Bank was “Well Capitalized” under all capital ratios. ($ in thousands)

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized
	Amount	%	Amount	%	Amount	%
March 31, 2017
Common Equity Tier 1 to Risk-Weighted Assets	$94,420	12.72%	$33,400	4.50%	$48,244	6.50%
Tier I Capital to Risk-Weighted Assets	94,420	12.72%	44,533	6.00%	59,377	8.00%
Total Capital to Risk-Weighted Assets	98,063	13.21%	59,377	8.00%	74,222	10.00%
Tier I Capital to Total Assets	94,420	10.30%	36,685	4.00%	45,856	5.00%

December 31, 2016
Common Equity Tier 1 to Risk-Weighted Assets	$93,083	12.93%	$32,387	4.50%	$46,781	6.50%
Tier I Capital to Risk-Weighted Assets	93,083	12.93%	43,183	6.00%	57,577	8.00%
Total Capital to Risk-Weighted Assets	96,357	13.39%	57,577	8.00%	71,971	10.00%
Tier I Capital to Total Assets	93,083	12.10%	30,771	4.00%	38,464	5.00%

(12)	Earnings per Share

Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months ended March 31, 2017 outstanding stock options are considered dilutive securities for the purposes of calculating diluted earnings per share which was computed using the treasury method. The shares purchased by the Employee Stock Ownership Plan are included in the weighted-average shares when they are committed to be released. ($ in thousands, except per share amounts):

	Three months Ended March 31, 2017	Three months Ended March 31, 2016
Net Income Available to Common Stockholders	$1,630	$154
Weighted Average Shares	7,707,791	4,949,835
Basic income per share:	$0.21	$0.03
Weighted Average Diluted Shares	7,878,356	4,966,070
Diluted income per share	$0.21	$0.03

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2016 in the Annual Report on Form 10-K.

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

Overview

The Bank is a financial services institution focused on positively impacting the consumers, businesses, and non-profits throughout central Florida by creating financial success for our customers. Our competitive advantage is our ability to attract and retain employees, who are passionate about providing uncompromising service with a sense of warmth, integrity, friendliness, and company spirit. Operations are conducted from the main banking office in Plant City, Florida and seventeen additional full service Florida banking offices located in Bartow, Brandon, Bradenton, Kissimmee, Lakeland, Lake Mary, Melbourne, Merritt Island, Orlando, Plant City, Riverview, Sarasota, Tampa, Winter Haven, Winter Park, and Zephyrhills. Our common stock is traded on the NASDAQ Capital Market under the symbol “SBCP.”

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

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income currently consists of fees and service charges on deposit accounts, mortgage broker fees, gain on sales of securities, income from bank-owned life insurance, and other income such as wealth management services and sales of SBA guaranteed loans. Non-interest expense currently consists of expenses related to salaries and employee benefits, occupancy and equipment, data and item processing, professional fees, advertising and promotion, stationery and supplies, FDIC insurance, merger related expenses, and other expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

There have been no material changes in our critical accounting policies since the Company filed its Annual Report on Form 10-K for 2016.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Total Assets. Total assets increased $24.9 million, or 2.7%, to $956.4 million at March 31, 2017 from $931.4 million at December 31, 2016. The increase was primarily the result of an increase of $5.9 million in net loans and an increase of $20.6 million in cash and cash equivalents.

Cash and Cash Equivalents. Total cash and cash equivalents increased by $20.6 million, or 41.1%, to $70.9 million at March 31, 2017 from $50.3 million at December 31, 2016. Cash provided by financing activities totaled $23.5 million, primarily from increases in deposits. Cash provided by operations totaled $2.4 million. These were offset by cash used in investing of $5.3 million primarily from increases in loans.

Investment Securities. Investment securities increased $275,000, or 0.3%, to $109.9 million at March 31, 2017 from $109.7 million at December 31, 2016. New purchases were nearly offset by, repayments and maturities as the portfolio was managed to remain consistent with the prior period end balances. All of our investment securities were classified as available for sale at both March 31, 2017 and December 31, 2016.

Net Loans. Our primary interest-earning asset and source of income is our loan portfolio. Net loans increased $5.9 million, or 0.9%, to $689.7 million at March 31, 2017 from $683.8 million at December 31, 2016. The growth consisted of increases of $10.6 million in commercial real estate loans, $4.9 million in commercial loans, $7.0 million in construction and land loans, partially offset by a decrease of $15.5 million in one-to-four family residential loans. During the first quarter of 2017, the Bank continued its strategic emphasis on relationship banking and targeted asset class diversification within the loan portfolio.

Deposits. Deposits increased $41.2 million, or 5.6%, to $771.2 million at March 31, 2017 from $729.9 million at December 31, 2016. The increase was primarily due to a $25.9 million increase in noninterest-bearing deposits and a $22.7 million increase in non-maturity deposits, partially offset by a decrease of $7.4 million in time deposits. The increase in core deposits reflects growth from the increased footprint and deposit base associated with the integration of the FBC merger and the seasonal variations in the agricultural deposit base. The decrease in time deposits was mainly from less utilization of brokered deposits because of the increased core deposits gathered in market. Non-reciprocal brokered deposits decreased $14.7 million during the quarter. The Bank continued its efforts to attract new customers and offer more banking options to existing relationships during the first quarter of 2017.

Borrowings. Other borrowings, consisting of Federal Home Loan Bank (“FHLB”) advances and customer repurchase sweep agreements, decreased $17.7 million to $54.2 million at March 31, 2017 compared to $71.9 million at December 31, 2016. The deposit growth in the first quarter of 2017 allowed for decreased utilization of FHLB advances resulting in $20.0 million in repayments at maturity. The $45.0 million in FHLB advances are secured by a blanket asset lien on loans with maximum borrowing capacity of approximately $232.6 million at March 31, 2017 collateralized by residential and commercial real estate loans. The customer repurchase sweep agreements are secured by securities with a market value of $9.7 million at March 31, 2017.

Subordinated notes (the “Notes”) were $11.0 million at March 31, 2017, which was unchanged from December 31, 2016. The Notes were issued on March 30, 2016, to two accredited investors. The investors included a corporation owned and controlled by George Parmer, who is a director of the Company, which purchased $7.0 million in principal amount of the Notes. The Notes bear interest at a fixed interest rate of 5.0% per year. The Notes have a maturity date of April 1, 2021. The Notes are redeemable at the option of the Company, in whole or in part, at any time, without penalty or premium, subject to any required regulatory approvals.

Stockholders’ Equity. Stockholders’ equity increased $1.9 million, or 1.7%, to $114.1 million at March 31, 2017 as a result of net income of $1.6 million for the three months ended March 31, 2017, $176,000 in additional paid in capital from stock-based compensation and $147,000 in other comprehensive income mainly from increases in unrealized gains on securities.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the three ended March 31, 2017 and 2016. No tax-equivalent yield adjustments have been made, as we had no tax-free interest-earning assets during the periods. All average balances are daily average balances based upon amortized costs. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
Interest-earning assets:
Loans	$679,931	$7,930	4.67%	$331,144	$4,055	4.90%
Securities	108,932	427	1.57	65,312	221	1.35
Other(2)	49,177	131	1.07	44,602	78	0.70

Total interest-earning assets	838,040	8,488	4.05	441,058	4,354	3.95

Non-interest-earning assets	104,588			62,094

Total assets	$942,628			$503,152

Interest-bearing liabilities:
Interest-bearing demand and savings accounts	$359,803	$358	0.40%	$205,339	$159	0.31%
Time deposits	152,604	230	0.60	106,321	156	0.59

Total interest-bearing deposits	512,407	588	0.46	311,660	315	0.40
FHLB Advances and other borrowings	64,952	121	0.75	23,050	22	0.38
Subordinated Notes	11,000	142	5.00	241	3	5.00

Total interest-bearing liabilities	588,359	851	0.58	334,951	340	0.41

Non-interest-bearing liabilities	240,383			96,490

Total liabilities	828,742			431,441
Stockholders’ equity	113,886			71,711

Total liabilities and stockholders’ equity	$942,628			$503,152

Net interest income		$7,637			$4,014

Net interest rate spread (3)			3.47%			3.54%
Net interest-earning assets (4)	$249,681			$106,107

Net interest margin (5)			3.65%			3.64%
Average interest-earning assets to average interest-bearing liabilities	142.4%			131.7%

(1)	Annualized.
(2)	Includes interest-earning deposits, federal funds, FHLB stock and time deposits with other banks.
(3)	Net interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and March 31, 2016

General. Net income for the three months ended March 31, 2017 was $1.6 million compared to net income of $154,000 for the three months ended March 31, 2016. The increase in net income was primarily due to increases in net interest income of $3.6 million or 90.3% due to the growth in the Company’s interest earning assets and an increase in noninterest income of $408,000 or 61.2%. This increase in revenue was offset by an increase in noninterest expense of $1.6 million. The increase in noninterest expense was mostly comprised of increases in compensation, occupancy, and data processing expenses due to the expanded size and footprint of the Company as a result of the Company’s growth strategy and integration of the FBC merger.

Interest Income. Interest income increased $4.1 million, or 95.0%, to $8.5 million for the three months ended March 31, 2017 primarily as a result of a $3.9 million increase in interest income on loans. The increase in interest income resulted primarily from a $397.0 million increase in the average balance of our interest-earning assets to $838.0 million and a 10 basis points increase in the average yield on our interest-earning assets to 4.05% for the three months ended March 31, 2017 compared to the prior year period.

Interest income on loans increased $3.9 million, or 95.6%, to $7.9 million for the three months ended March 31, 2017 as compared to the same period in 2016. The average balance of loans increased to $679.9 million for the three months ended March 31, 2017 from $331.1 million for the three months ended March 31, 2016, mainly as a result of the Company’s FBC acquisition in October 2016. The generally low rate yield environment resulted in the Company experiencing a decrease in its average yield on loans decreasing 23 basis points to 4.67% in the three months ended March 31, 2017 as compared to the same period in 2016.

Interest income on investment securities increased $206,000, or 93.2%, to $427,000 for the three months ended March 31, 2017 as compared to the same period in 2016, mostly as a result of the average balance on investments increasing. The average balance of investment securities increased $43.6 million to $108.9 million for the three months ended March 31, 2017 from $65.3 million for the three months ended March 31, 2016. The increase in the average balance of investment securities was the result of purchases. The Company purchased various agency mortgage back securities with specific characteristics designed to achieve improved diversification of the total portfolio’s risk profile and expected cash flow behavior under various rate scenarios. The Company also experienced a 22 basis points increase in the average yield on investment securities to 1.57% as a result of the higher yielding securities in the portfolio compared to the same period in 2016.

Interest Expense. Interest expense increased $511,000, or 150.3%, to $851,000 for the three months ended March 31, 2017 from $340,000 for the three months ended March 31, 2016 primarily as the result of the $200.7 million increase in the average balance of interest-bearing deposits and the $139,000 increase in borrowing costs from the subordinated debt.

The average balance of interest-bearing deposits increased by $200.7 million during the three months ended March 31, 2017 to $512.4 million compared to the prior year period due mostly to the FBC merger. Interest expense on deposits increased $273,000, or 86.7%, to $588,000 for the three months ended March 31, 2017 from $315,000 for the three months ended March 31, 2016 primarily as the result of the increase in the average balance of interest-bearing deposits from the FBC merger. The average cost of interest-bearing deposits increased by six basis points to 0.46% for the three months ended March 31, 2017 from 0.40% for the three months ended March 31, 2016 reflecting the higher deposit rates on new money market deposits and slightly higher deposit costs assumed in the FBC merger. Competitive market pricing and the expectation of a future fed funds increase have pressured increased rates on new time and money market deposits.

Interest expense on borrowed funds increased $238,000, to $263,000 for the three months ended March 31, 2017 from $25,000 for the three months ended March 31, 2016 primarily as the result of the $52.7 million increase in the average balance of borrowed funds due to increased use of short-term FHLB advances and the 37 basis point increase in the average cost of short-term FHLB advances due to recent rate increases in short-term borrowings and the overnight Fed Funds rate.

Net Interest Income. Net interest income increased $3.6 million or 90.1%, to $7.6 million for the three months ended March 31, 2017 compared to the prior year period as average net interest-earning assets increased to $249.7 million for the three months ended March 31, 2017 as compared to $106.1 million for the prior year period. The effect of the FBC merger compared to the prior year period has increased the Company’s net interest-earning assets and income for the three months ended March 31, 2017. The net interest rate spread decreased to 3.47% for the three months ended March 31, 2017 from 3.54% for the three months ended March 31, 2016. Our net interest margin increased to 3.65% for the three months ended March 31, 2017 from 3.64% for the three months ended March 31, 2016.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended March 31, 2017 or for the three months ended March 31, 2016. The Company has continued to experience strong credit quality, requiring no additional provision during the quarter. Net recoveries for the three months ended March 31, 2017 were $369,000 compared to net recoveries of $21,000 for the three months ended March 31, 2016.

Management considers the allowance for loan losses at March 31, 2017 to be adequate to cover losses inherent in the loan portfolio based on an assessment of the qualitative and quantitative factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income increased $408,000, or 61.2%, to $1.1 million for the three months ended March 31, 2017 from $667,000 for the three months ended March 31, 2016. The Bank experienced a $139,000 increase in fees and service charges on deposit accounts as a result of its expanded deposit base after the FBC merger. The Bank experienced a $12,000 increase in Mortgage broker fees as the Bank began to originate loans for sale on a correspondent basis after the FBC merger. Income from Bank-owned life insurance (“BOLI”) increased $87,000, or 91.6% compared to the same period in 2016. The increase in BOLI income was attributable to the additional $10.0 million of BOLI purchased in December 2016. Other income increased $196,000, or 113.3% to $369,000 compared to the same period in 2016, due to increases in wealth management fee income and from sales of SBA loans originated by the Bank. SBA loan originations began in November 2016 as a result of the FBC merger.

Noninterest Expenses. Non-interest expenses increased $1.6 million to $6.1 million for the three months ended March 31, 2017 compared to the same period in 2016. The increase reflected an increase of $1.1 million in salaries and employee benefits expense, as a result of the increased FTEs from the FBC merger. Occupancy increased $148,000, data processing increased $199,000, and other expenses increased $215,000, all consistently with the increased size of the Company following completion of the FBC merger.

Income Tax Expense. Income taxes were $969,000 for the three months ended March 31, 2017 due to pretax income of $2.6 million at a 37.3% effective tax rate compared to an income tax expense of $49,000 for the three months ended March 31, 2016 due to the pretax income of $203,000 at a 24.1% effective tax rate. The primary reason for the decrease in the effective tax rates is due to a larger percentage of tax exempt income, such as BOLI income, relative to total income reduced the effective tax rate in 2016.

Asset Quality

Non-Performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and other real estate owned, totaled $619,000, or 0.06% of total assets, at March 31, 2017 and $323,000, or 0.03% of total assets, at December 31, 2016. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no accruing loans past due 90 days or more at March 31, 2017 or December 31, 2016.

	At March 31,	At December 31,
	2017	2016
	(dollars in thousands)
Non-accrual loans:
Real estate mortgage loans:
One- to four-family residential	$346	$—
Commercial real estate and multi-family	55	117
Construction and land	—	—
Home Equity	30	—
Non-Real estate loans:		—
Commercial business loans	—	—
Consumer loans	39	36

Total non-accrual loans	470	153

Non-accruing troubled debt restructured loans:
Commercial real estate and multi-family	117	138

Total non-performing loans	587	291

Other real estate owned
Land and construction	32	32

Total non-performing assets	$619	$323

Total accruing troubled debt restructured loans	$436	$1,278

Total non-performing loans to total loans	0.08%	0.04%

Total non-performing assets to total assets	0.06%	0.03%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the three months ended March 31,
	2017	2016
	(dollars in thousands)
Allowance at beginning of period	$3,274	$2,511
Provision for loan losses	—	—
Charge offs:
Real estate mortgage loans:
One- to four-family residential	—	—
Commercial real estate and multi-family	—	—
Construction and land	—	—
Commercial business loans	—	(11)
Consumer loans	—	(2)

Total charge-offs	—	(13)

Recoveries:
Real estate mortgage loans:
One- to four-family residential	—	—
Commercial real estate and multi-family	338	2
Construction and land	—	—
Home Equity	12	12
Commercial business loans	19	19
Consumer loans	—	1

Total recoveries	369	34

Net (charge-offs)recoveries	369	21

Allowance at end of period	$3,643	$2,532

Allowance to nonperforming loans	620.6%	265.69%
Allowance to total loans outstanding at the end of the period	0.53%	0.74%
Net (charge-offs)recoveries to average loans outstanding during the period (annualized)	0.22%	0.03%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At March 31, 2017 we had the capacity to borrow approximately $158.2 million from the Federal Home Loan Bank of Atlanta. At March 31, 2017, we had outstanding advances of approximately $45.0 million and at December 31, 2016 we had $65.0 million in outstanding advances from the Federal Home Loan Bank of Atlanta. We also have lines of credit at three financial institutions that would allow us to borrow up to $31.0 million at March 31, 2017. No credit lines were drawn upon at March 31, 2017.

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

The principal sources of the Holding Company’s liquidity are its existing cash resources. The Holding Company serves as a source of capital strength for the Bank. The Holding company has contributed $19 million in additional capital to the Bank year to date. The Holding Company has undertaken recent actions that demonstrate its ability to access capital and provide for the funding needs of the Bank. Cash on hand at the Holding Company represent mainly the proceeds of our December 2015 private placement of common stock, which raised net proceeds of approximately $11.4 million. On March 30, 2016, the Holding Company also issued $11.0 million in subordinated notes, the proceeds of which were contributed to the Bank to support the growing loan demand.

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

At March 31, 2017, Sunshine Bank exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of 10.3% of adjusted total assets, which is above the required level of 5.00% to be considered “well capitalized”, common equity tier 1 capital to risk-weighted assets of 12.7%, which is above the required level of 6.50% to be considered “well capitalized”, tier 1 capital to risk-weighted assets of 12.7%, which is above the required level of 8.00% to be considered “well capitalized”, and total risk-based capital of 13.2% of risk-weighted assets, which is above the required level of 10.00% to be considered “well capitalized”. The capital conservation buffer was 5.21% exceeding the minimum of 1.25% for 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2017, we had unfunded loan commitments of $99.9 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from March 31, 2017 totaled $98.9 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2017, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of March 31, 2017, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company as of March 31, 2017.

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

SUNSHINE BANCORP, INC.

Date: May 12, 2017	By:	/s/ Andrew S. Samuel
Andrew S. Samuel
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 12, 2017	By:	/s/ John Finley
John Finley
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)