Form 10-Q
period 2017-06-30
Sunshine Bancorp, Inc.
filed 2017-08-10
CIK 1599891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:

As of August 9, 2017, there were issued and outstanding 8,026,508 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

June 30, 2017 Form 10-Q

SUNSHINE BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	As of June 30, 2017	As of December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$32,311	$16,562
Interest-earning deposits with banks	21,264	21,386
Federal funds sold	10,039	12,325

Cash and cash equivalents	63,614	50,273
Time deposits with banks	835	2,794
Securities available for sale	106,456	109,668
Loans held for sale	844	443
Loans, net of allowance for loan losses of $3,670 and $3,274	703,863	683,784
Premises and equipment, net	25,153	25,920
Federal Home Loan Bank stock, at cost	2,452	3,478
Cash surrender value of bank-owned life insurance	22,779	22,462
Deferred income tax asset	4,573	6,660
Goodwill and other intangibles	22,155	22,308
Accrued interest receivable	2,035	2,077
Other real estate owned	32	32
Other assets	1,094	1,536

Total assets	$955,885	$931,435

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand accounts	$238,762	$217,418
Interest-bearing demand and savings accounts	378,420	354,327
Time deposits	158,871	158,204

Total deposits	776,053	729,949
Other borrowings	45,887	71,867
Subordinated Notes	11,000	11,000
Other liabilities	6,437	6,518

Total liabilities	839,377	819,334

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized; none outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; issued and outstanding of 8,021,650 at June 30, 2017 and 7,986,074 shares at December 31, 2016	80	80
Additional paid in capital	94,902	94,302
Retained income	25,234	21,803
Unearned employee stock ownership plan (“ESOP”) shares	(3,047)	(3,047)
Accumulated other comprehensive loss	(661)	(1,037)

Total stockholders’ equity	116,508	112,101

Total liabilities and stockholders’ equity	$955,885	$931,435

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

(in thousands, except per share amounts)

	Three months Ended		Six months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income:
Loans	$8,285	$4,041	$16,215	$8,096
Securities	447	241	874	462
Other	99	43	230	121

Total interest income	8,831	4,325	17,319	8,679

Interest Expense:
Deposits	532	304	1,120	619
Borrowed funds	234	148	497	173

Total interest expense	766	452	1,617	792

Net interest income	8,065	3,873	15,702	7,887
Provision for loan losses	—	350	—	350

Net interest income after provision for loan losses	8,065	3,523	15,702	7,537

Noninterest income:
Fees and service charges on deposit accounts	543	312	1,008	638
Gain on sale of loans held for sale	121	22	180	69
Gain on sale of securities	—	105	—	131
Gain on sale of premise	—	563	—	563
Income from bank-owned life insurance	188	97	370	192
Other	296	50	665	223

Total noninterest income	1,148	1,149	2,223	1,816

Noninterest expenses:
Salaries and employee benefits	3,676	2,442	7,325	5,018
Occupancy and equipment	705	586	1,429	1,162
Data and item processing services	561	396	1,101	737
Professional fees	254	248	467	419
Advertising and promotion	8	22	14	67
Stationery and supplies	58	55	105	101
FDIC Deposit insurance	102	100	177	202
Merger Related	—	95	—	95
Other	1,074	619	1,933	1,240

Total noninterest expenses	6,438	4,563	12,551	9,041

Income before income taxes	2,775	109	5,374	312
Income taxes	974	36	1,943	85

Net income	$1,801	$73	$3,431	$227

Basic earnings per share	$0.23	$0.01	$0.44	$0.05

Diluted earnings per share	$0.23	$0.01	$0.43	$0.05

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$1,801	$73	$3,431	$227
Other comprehensive income :
Change in unrealized loss on securities:
Unrealized gain arising during the period	326	138	561	446
Reclassification adjustment for realized gains	—	(105)	—	(131)

Net change in unrealized loss	326	33	561	315
Deferred income taxes on above change	(97)	(13)	(185)	(119)

Total other comprehensive income	229	20	376	196

Comprehensive income	$2,030	$93	$3,807	$423

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except share amounts)

Six months Ended June 30, 2017 and 2016

	Common Stock		Additional Paid In Capital	Retained Income	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	Shares	Amount
Balance, December 31, 2015	5,259,321	$53	$52,763	$21,846	$(3,160)	$(108)	$71,394
Net income(unaudited)	—	—	—	227	—	—	227
Issuance of common stock under share-based awards plan, net (unaudited)	1,829	—	—	—	—	—	—
Stock based compensation (unaudited)	—	—	425	—	—	—	425
Net change in unrealized loss on securities available for sale, net of taxes(unaudited)	—	—	—	—	—	196	196

Balance, June 30, 2016(unaudited)	5,261,150	$53	$53,188	$22,073	$(3,160)	$88	$72,242

Balance, December 31, 2016	7,986,074	$80	$94,302	$21,803	$(3,047)	$(1,037)	$112,101
Net income(unaudited)	—	—	—	3,431	—	—	3,431
Issuance of common stock under share-based awards plan, net(unaudited)	35,576	—	266	—	—	—	266
Stock based compensation (unaudited)	—	—	334	—	—	—	334
Net change in unrealized loss on securities available for sale, net of taxes(unaudited)	—	—	—	—	—	376	376

Balance, June 30, 2017(unaudited)	8,021,650	$80	$94,902	$25,234	$(3,047)	$(661)	$116,508

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$3,431	$227
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, Amortization, Accretion, net	1,322	1,011
Provisions for loan losses	—	350
Gain on sale of loans held for sale	(180)	(69)
Proceeds from the sale of loans held for sale	8,400	1,653
Gain on sale of premise	—	(563)
Loans originated as held for sale	(8,621)	(1,345)
Income from bank-owned life insurance, net	(317)	(162)
Gain on sale of securities available for sale	—	(131)
Decrease (increase) in accrued interest receivable	42	(61)
Decrease in deferred tax asset	2,087	67
Stock based compensation	334	425
Other, net	276	(2,353)

Net cash provided by (used in) operating activities	6,774	(951)

Cash flows from investing activities:
Maturities of time deposits with banks	1,960	735
Proceeds from sale of securities available for sale	—	12,920
Calls, repayments, and maturities of securities available for sale	12,684	11,940
Purchases of securities available for sale	(9,217)	(25,173)
Net increase in loans	(20,079)	(45,642)
Purchases of premises and equipment, net	(197)	(1,024)
Proceeds from the sale of premise & equipment	—	1,600
Redemption (purchase) of Federal Home Loan Bank stock	1,026	(134)

Net cash used in investing activities	(13,823)	(44,778)

Cash flows from financing activities:
Net increase (decrease) in deposits	46,104	(3,796)
Net (decrease) increase in other borrowings	(25,980)	2,656
Proceeds of issuance of common stock	266	—
Issuance of subordinated notes	—	11,000

Net cash provided by financing activities	20,390	9,860

Increase (decrease) in cash and cash equivalents	13,341	(35,869)

Cash and cash equivalents at beginning of period	50,273	59,344

Cash and cash equivalents at end of period	$63,614	$23,475

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,335	$796

Noncash transactions-
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of taxes	$376	$196

Transfer from loans to other real estate owned	$—	$20

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2017, and the results of operations for the three and six month periods ended June 30, 2017 and 2016. The results of operations for the three and six month periods ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year or any other period.

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

Share-based Compensation. The Company expenses the fair value of any stock options or restricted stock granted. The Company recognizes share-based compensation in income as the awards vest.

Comprehensive Income. GAAP generally require that recognized revenue, expenses, gains and losses be included in income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net income, are components of comprehensive income.

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Organization and Significant Accounting Policies, continued

Recent Accounting Standards Update.

During May 2017, the FASB issued new guidance related to Stock Compensation, Scope of Modification Accounting. The new guidance provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in ASC Topic 718, Compensation—Stock Compensation, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award’s fair value, (ii) the award’s vesting conditions and (iii) the award’s classification as an equity or liability instrument. The amendments are effective for public business entities for annual periods beginning after December 15, 2017 for emerging growth companies who elect not to use the extended transition period. As a result, the Company does not anticipate an impact to the consolidated financial statements.

During March 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance new guidance related to Premium Amortization on Purchased Callable Debt Securities. The new guidance shortens the amortization period for certain callable debt securities held at a premium to require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for public business entities for annual periods beginning after December 15, 2018 for emerging growth companies who elect not to use the extended transition period. The adoption of this guidance is not expected to be material to the condensed consolidated financial statements.

During January 2017, the FASB issued new guidance new guidance related to, Simplifying the Test for Goodwill Impairment. The new guidance eliminates Step 2 of the goodwill impairment test. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. However, the requirement to perform a qualitative assessment for any reporting unit with a zero or negative carrying amount is eliminated. The amendments are effective for public business entities for annual periods beginning after December 15, 2019 for emerging growth companies who elect not to use the extended transition period. The adoption of this guidance is not expected to be material to the condensed consolidated financial statements.

During June 2016, the FASB issued new guidance related to Credit Losses. The new guidance requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Additionally, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for emerging growth companies who elect not to use the extended transition period. The Company is currently evaluating this guidance to determine the impact on its condensed consolidated financial statements.

During March 2016, the FASB issued new guidance related to Compensation-Stock Compensation. The new guidance is intended to simplify the accounting for stock compensation by requiring all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The guidance also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The guidance provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The amendments are effective for public business entities for annual periods beginning after December 15, 2016 for emerging growth companies who elect not to use the extended transition period. The adoption of this guidance is not expected to be material to the condensed consolidated financial statements.

During February 2016, the FASB issued new guidance related to Leases. The new guidance requires lessees to recognize assets and liabilities related to certain operating leases on the balance sheet. The new guidance also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years for emerging growth companies who elect not to use the extended transition period. The Company is currently evaluating this guidance to determine the impact on its condensed consolidated financial statements.

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Organization and Significant Accounting Policies, continued

During January 2016, the FASB issued new guidance related to Financial Instruments. The new guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years for emerging growth companies who elect not to use the extended transition period. The adoption of this guidance is not expected to be material to the condensed consolidated financial statements.

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

Results of operations for FBC Bancorp, Inc. prior to the acquisition date are not included in the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2016. The table presents unaudited pro forma information as if the acquisition of FBC occurred on January 1, 2016. The tables below have been prepared for comparative purposes only and are not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented. (in thousands, except per share amounts)

Three months ended
June 30, 2016
Net interest income	$7,064

Net income	$1,129

Basic and Diluted
Pro forma Earnings per share	$0.14

Six months ended
June 30, 2016
Net interest income	$14,137

Net income	$2,324

Basic and Diluted
Pro forma Earnings per share	$0.29

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Securities

Securities have been classified according to management intent. The amortized cost and fair values of securities are as follows (in thousands):

Securities Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
June 30, 2017:
U.S. Government enterprise and agency obligations	$16,480	21	(74)	$16,427
Agency Mortgage-backed securities	91,035	19	(1,025)	90,029

Total	$107,515	40	(1,099)	$106,456

December 31, 2016:
Federal Home Loan Bank obligations	$3,000	2	—	$3,002
U.S. Government enterprise and agency obligations	15,347	5	(99)	15,253
Agency Mortgage-backed securities	92,983	12	(1,582)	91,413

Total	$111,330	19	(1,681)	$109,668

The amortized cost and fair value of securities at June 30, 2017 by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayment rights. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately. (in thousands)

	Securities Available for sale
	Amortized Cost	Fair Value
Due in one year or less	$6,001	$5,996
Due from one year to five years	10,479	10,431
Agency Mortgage-backed securities	91,035	90,029

	$107,515	$106,456

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less Than Twelve Months		Twelve Months or Greater
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities Available for sale:
At June 30, 2017
US Government enterprise and agency obligations	$(74)	$11,409	$—	$—
Agency Mortgage-backed securities	(976)	74,756	(49)	3,088

Totals	$(1,050)	$86,165	$(49)	$3,088

	Less Than Twelve Months		More than Twelve Months
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities Available for sale:
At December 31, 2016
US Government enterprise and agency obligations	$(99)	$9,387	$—	$—
Agency Mortgage-backed securities	(1,582)	77,800	—	$—

Totals	$(1,681)	$87,187	$—	$—

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Securities, continued

At June 30, 2017 and December 31, 2016 there were thirty-four and thirty-two securities, respectively, in a loss position. As of June 30, 2017 one security has been in a loss position for greater than twelve months. As of December 31, 2016 no security was in a loss position for greater than twelve months. In considering the credit quality of the issuers, the nature and cause of the unrealized loss, the severity and length of time in an unrealized loss position, and other factors, it is expected that the securities would not be settled at a price less than the par value of the investments. Management determined that the decline in fair value is attributable to fluctuations in interest rates and other market conditions and not a deterioration of the credit quality of the issuers. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The Company pledged securities with a fair market value of approximately $39.8 million at June 30, 2017 and $22.1 million at December 31, 2016 to secure public funds and other borrowings.

Securities available for sale sold, are summarized as follows (in thousands):

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Proceeds received from sale	$—	$8,872	$—	$12,920

Gross Gains on sale	$—	$105	$—	$131

(4)	Loans

The loan portfolio segments and classes are as follows (in thousands):

	At June 30, 2017	At December 31, 2016
Real estate loans:
One-to-four-family residential	$136,032	$155,262
Commercial and multi-family	379,296	356,788
Construction and land	64,592	51,520
Home equity	22,706	21,902

Total real estate loans	602,626	585,472
Commercial loans	104,107	100,239
Consumer loans	1,041	1,478

Total loans	707,774	687,189

Deduct:
Deferred loan fees, net	(241)	(131)
Allowance for loan losses	(3,670)	(3,274)

Loans, net	$703,863	$683,784

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

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Loans	Commercial Loans	Consumer Loans	Unallocated	Total
Three Months Ended June 30, 2017:
Beginning balance	$2,831	586	7	219	$3,643
Provision (Credit) for loan losses	151	49	6	(206)	—
Charge-offs	—	—	(10)	—	(10)
Recoveries	11	25	1	—	37

Ending balance	$2,993	660	4	13	$3,670

Three Months Ended June 30, 2016:
Beginning balance	$1,368	591	22	551	$2,532
Provision (Credit) for loan losses	881	(6)	12	(537)	350
Charge-offs	(22)	—	—	—	(22)
Recoveries	13	21	1	—	35

Ending balance	$2,240	606	35	14	$2,895

Six Months Ended June 30, 2017:
Beginning balance	$2,473	469	6	326	$3,274
Provision (Credit) for loan losses	159	147	7	(313)	—
Charge-offs	—	—	(10)	—	(10)
Recoveries	361	44	1	—	406

Ending balance	$2,993	660	4	13	$3,670

Six Months Ended June 30, 2016:
Beginning balance	$1,354	583	23	551	$2,511
Provision (Credit) for loan losses	881	(6)	12	(537)	350
Charge-offs	(22)	(11)	(2)	—	(35)
Recoveries	27	40	2	—	69

Ending balance	$2,240	606	35	14	$2,895

At June 30, 2017:
Individually evaluated for impairment:
Recorded investment	$532	350	—	—	$882

Balance in allowance for loan losses	$13	—	—	—	$13

Collectively evaluated for impairment:
Recorded investment	$323,950	72,224	290	—	$396,464

Balance in allowance for loan losses	$2,445	600	4	13	$3,062

Recorded investment in acquired loans accounted for under ASC 310-20 Loan Receivables	$274,881	31,533	751	—	$307,165

Balance in allowance for loan losses	$535	60	—	—	$595

Recorded investment in acquired loans accounted for under ASC 310-30 Loans Acquired with Deteriorated Credit Quality	$3,263	—	—	—	$3,263

Balance in allowance for loan losses	$—	—	—	—	$—

At December 31, 2016:
Individually evaluated for impairment:
Recorded investment	$1,035	500	36	—	$1,571

Balance in allowance for loan losses	$21	9	1	—	$31

Collectively evaluated for impairment:
Recorded investment	$274,513	59,586	608	—	$334,707

Balance in allowance for loan losses	$1,687	378	4	326	$2,395

Recorded investment in acquired loans accounted for under ASC 310-20 Loan Receivables	$307,605	40,153	834	—	$348,592

Balance in allowance for loan losses	$765	82	1	—	$848

Recorded investment in acquired loans accounted for under ASC 310-30 Loans Acquired with Deteriorated Credit Quality	$2,319	—	—	—	$2,319

Balance in allowance for loan losses	$—	—	—	—	$—

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans, Continued

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

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans, Continued

The following summarizes the loan credit quality (in thousands):

	Real Estate Loans
	One-to Four-Family Residential	Commercial and Multi Family	Construction and Land	Home Equity	Commercial	Consumer	Total
Credit Risk Profile by Internally Assigned Grade:
At June 30, 2017:
Grade:
Pass	$134,276	$376,518	$64,149	$22,373	$103,123	$1,041	$701,480
Special mention	409	717	357	31	865	—	2,379
Substandard	1,347	2,061	86	302	119	—	3,915

Total	$136,032	$379,296	$64,592	$22,706	$104,107	$1,041	$707,774

At December 31, 2016:
Grade:
Pass	$153,965	$351,096	$49,901	$21,902	$98,714	$1,442	$677,020
Special mention	490	730	543	—	79	—	1,842
Substandard	807	4,962	1,076	—	1,446	36	8,327

Total	$155,262	$356,788	$51,520	$21,902	$100,239	$1,478	$687,189

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At June 30, 2017:
Real estate mortgage loans:
One-to-four family residential	$218	$244	$—	$462	$135,031	$539	$136,032
Commercial Real Estate and Multifamily	773	—	—	773	378,368	155	379,296
Construction and Land	193	—	—	193	64,399	—	64,592
Home Equity	20	100	—	120	22,573	13	22,706
Commercial loans	22	—	—	22	104,085	—	104,107
Consumer loans	—	—	—	—	1,041	—	1,041

Total	$1,226	$344	$—	$1,570	$705,497	$707	$707,774

At December 31, 2016:
Real estate mortgage loans:
One-to-four family residential	$501	$274	$—	$775	$154,487	$—	$155,262
Commercial Real Estate and Multifamily	778	—	—	778	355,755	255	356,788
Construction and Land	1,519	—	—	1,519	50,001	—	51,520
Home Equity	22	—	—	22	21,880	—	21,902
Commercial loans	217	—	—	217	100,022	—	100,239
Consumer loans	10	—	—	10	1,432	36	1,478

Total	$3,047	$274	$—	$3,321	$683,577	$291	$687,189

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans, Continued

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2017
Real estate mortgage loans:
One-to- four-family residential	$—	$—	$311	$311	$13	$311	$311	$13
Commercial and Multifamily	221	636	—	—	—	221	636	—
Commercial loans	350	385	—	—	—	350	385	—

	$571	$1,021	$311	$311	$13	$882	$1,332	$13

December 31, 2016:
Real estate mortgage loans:
One-to- four-family residential	$—	$—	$448	$448	$21	$448	$448	$21
Commercial and Multifamily	587	1,568	—	—	—	587	1,568	—
Commercial loans	427	457	73	77	9	500	534	9
Consumer Loans	—	—	36	36	1	36	36	1

	$1,014	$2,025	$557	$561	$31	$1,571	$2,586	$31

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended June 30,
	2017			2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
One-to-four-family residential	$312	$4	$4	$454	$5	$5
Commercial real estate and Multifamily	231	11	10	1,021	5	21
Land and construction	—	—	—	156	—	—
Commercial loans	353	6	6	525	6	6

Total	$896	$21	$20	$2,156	$16	$32

	Six Months Ended June 30,
	2017			2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
One-to-four-family residential	$313	$10	$8	$457	$14	$12
Commercial real estate and Multifamily	238	19	17	1,030	24	47
Land and construction	—	—	—	157	—	2
Commercial loans	422	15	15	530	18	18

Total	$973	$44	$40	$2,174	$56	$79

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loans, Continued

During the six months ended June 30, 2017 and 2016, the Company did not enter into any debt restructurings and the Company had no loans restructured as troubled debt restructurings (“TDRs”) that subsequently defaulted that had been modified in the previous twelve month period. As of June 30, 2017 the Company had remaining approximately $436,000 in accruing TDRs and $76,000 of non-accruing TDRs.

At June 30, 2017 the contractually required principal of Purchased Credit Impaired (“PCI”) loans acquired was $3.5 million. The recorded investment of PCI loans was $3.2 million. There were no additional losses generated during the six months ended June 30, 2017 from these loans.

(5)	Other Borrowings

The Company is a member of the Federal Home Loan Bank of Atlanta (“FHLB”). The FHLB requires members to purchase stock in the FHLB, the required amount changes based upon their level of borrowings. FHLB stock is non-marketable and is carried at cost. At June 30, 2017, the Company held $2.5 million in FHLB stock.

At June 30, 2017, the Company had a maximum borrowing capacity of approximately $238.8 million with the FHLB. Advances are secured by a blanket lien on loans and the Company’s FHLB stock. Pursuant to the collateral agreement, borrowing availability is determined by the amount of qualifying collateral pledged. As of June 30, 2017 the Company had $135.8 million in loans pledged and total credit availability of approximately $97.8 million.

As of June 30, 2017, the Company had the following FHLB advances ($ in thousands).

At June 30, 2017
Maturing in the year ending	Advance type	Interest rate	Amount
2017	Fixed Rate	1.28%	$5,000
2017	Fixed Rate	1.29%	5,000
2017	Fixed Rate	0.84%	8,000
2017	Fixed Rate	0.93%	10,000
2017	Fixed Rate	1.06%	10,000

			$38,000

The Company enters into sweep agreements with customers that sweep funds from deposit accounts into investment accounts. These investment accounts are not federally insured and are treated as borrowings. At June 30, 2017 the outstanding balance of such borrowings totaled $7.9 million. The Company pledged securities with a market value of $11.9 million as collateral for these agreements. There were $6.9 million in sweep agreements at December 31, 2016.

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

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(7)	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At June 30, 2017		At December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$63,614	$63,614	$50,273	$50,273
Time deposits with banks (Level 1)	835	835	2,794	2,794
Securities available for sale (Level 2)	106,456	106,456	109,668	109,668
Loans held for sale (Level 3)	844	860	443	450
Loans (Level 3)	703,863	706,326	683,784	718,111
Federal Home Loan Bank stock (Level 3)	2,452	2,452	3,478	3,478
Accrued interest receivable (Level 3)	2,035	2,035	2,077	2,077
Financial liabilities:
Deposits (Level 3)	776,053	775,204	729,949	729,553
FHLB Advances (Level 3)	38,000	37,978	65,000	64,975
Other borrowings (Level 3)	7,887	7,887	6,867	6,867
Subordinated notes (Level 3)	11,000	10,860	11,000	10,860
Off-balance-sheet financial instruments (Level 3)	—	—	—	—

Discussion regarding the assumptions used to compute the estimated fair values of instruments can be found in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2017 (“2016 Form 10-K”).

(8)	Fair Value Measurements

Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

At June 30, 2017:	Fair Value	Level 1	Level 2	Level 3
U.S. Government enterprise and agency obligations	$16,427	—	$16,427	—
Agency Mortgage-backed securities	90,029	—	90,029	—

Total	$106,456	—	$106,456	—

At December 31, 2016:	Fair Value	Level 1	Level 2	Level 3
Federal Home Loan Bank obligations	$3,002	—	$3,002	—
U.S. Government enterprise and agency obligations	15,253	—	15,253	—
Agency Mortgage-backed securities	91,413	—	91,413	—

Total	$109,668	—	$109,668	—

During the three and the six month periods ended June 30, 2017 and 2016 no securities were transferred in or out of Levels 1, 2, or 3.

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

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis, excluding purchased credit impaired loans are as follows (in thousands):

	At Period End				Total Losses	Losses Recorded During the Period
	Fair Value	Level 1	Level 2	Level 3
At June 30, 2017:
One-to-four-family residential	$298	—	—	$298	$13	—
Commercial and Multifamily	221	—	—	221	408	—
Commercial	386	—	—	386	31	—

Total	$905	—	—	$905	$452	—

At December 31, 2016:
Commercial and Multifamily	$587	—	—	$587	$718	$73
Commercial	427	—	—	427	72	—

Total	$1,014	—	—	$1,014	$790	$73

Other real estate owned which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

	At Period End				Total Losses	Losses Recorded During the Period
	Fair Value	Level 1	Level 2	Level 3
At June 30, 2017
Other real estate owned	$32	—	—	$32	—	—

At December 31, 2016
Other real estate owned	$32	—	—	$32	—	—

(9)	Employee Stock Ownership Plan (“ESOP”)

The Holding Company has established an ESOP which acquired 338,560 shares in exchange for a $3,385,600 indirect note payable from the Employee Stock Ownership Plan Trust to the Holding Company. The note bears interest at a variable rate based on Prime and is payable in thirty annual installments. As of June 30, 2017 33,855 shares held by the Employee Stock Ownership Plan Trust have been released and allocated to employees.

ESOP shares were as follows ($ in thousands, except per share amounts):

	At June 30, 2017	At December 31, 2016
Allocated shares	33,855	33,855
Unallocated shares	304,705	304,705

Total ESOP shares	338,560	338,560

Fair value of unallocated shares	$6,490	$5,223

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(10)	Stock-Based Compensation

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

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	800,190	$13.04
Granted	—	—
Forfeited	(9,800)	$14.28
Exercised or Expired	(72,514)	$13.96

Outstanding at June 30, 2017	717,876	$12.89

Exercisable at June 30, 2017	326,374	$11.10
Unvested awards at June 30, 2017	391,502	$14.20

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	82,874	$13.97
Granted	—	—
Forfeited	(1,200)	$13.96

Unvested awards at June 30, 2017	81,674	$13.97

The weighted average remaining contractual term was approximately 8.25 years and the aggregate intrinsic value was $6.0 million for options outstanding as of June 30, 2017. As of June 30, 2017, exercisable options had a weighted average remaining contractual term of approximately 7.3 years, and an aggregate intrinsic value of $3.2 million. As of June 30, 2017, there was approximately $ 774,000 of total unrecognized compensation cost related to options and approximately $952,000 in unrecognized compensation cost related to non-vested stock awards granted. For the six months ended June 30, 2017, the Company recognized $149,000, respectively in compensation cost related to options and $185,000 in compensation cost related to stock awards, with an implied tax benefit of $94,000. The current quarter and year-to-date tax provisions includes no excess tax benefit from stock based compensation. At June 30, 2017 non-exercisable options had an aggregate intrinsic value of $ 2.9 million.

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

There were changes in the risk weighting of certain assets to better reflect the risk associated with those assets, such as the risk weighting for nonperforming loans and certain high volatility commercial real estate acquisitions, development and construction loans. The changes also include additional limitations on the inclusion of deferred tax asset in capital. The Bank made a one-time election to exclude accumulated other comprehensive income from regulatory capital in order to reduce the impact of market volatility on regulatory capital. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2017 the Bank’s capital conservation buffer was 5.43% exceeding the minimum of 1.25% for 2017.

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at June 30, 2017 and December 31, 2016. As of June 30, 2017 the Bank was “Well Capitalized” under all capital ratios. ($ in thousands)

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized
	Amount	%	Amount	%	Amount	%
June 30, 2017
Common Equity Tier 1 to Risk-Weighted Assets	$96,908	12.94%	$33,694	4.50%	$48,668	6.50%
Tier I Capital to Risk-Weighted Assets	96,908	12.94%	44,925	6.00%	59,900	8.00%
Total Capital to Risk-Weighted Assets	100,578	13.43%	59,900	8.00%	74,875	10.00%
Tier I Capital to Total Assets	96,908	10.58%	36,620	4.00%	45,775	5.00%

December 31, 2016
Common Equity Tier 1 to Risk-Weighted Assets	$93,083	12.93%	$32,387	4.50%	$46,781	6.50%
Tier I Capital to Risk-Weighted Assets	93,083	12.93%	43,183	6.00%	57,577	8.00%
Total Capital to Risk-Weighted Assets	96,357	13.39%	57,577	8.00%	71,971	10.00%
Tier I Capital to Total Assets	93,083	12.10%	30,771	4.00%	38,464	5.00%

(12)	Earnings per Share

Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and the six months ended June 30, 2017 outstanding stock options are considered dilutive securities for the purposes of calculating diluted earnings per share which was computed using the treasury method. The shares purchased by the Employee Stock Ownership Plan are included in the weighted-average shares when they are committed to be released. ($ in thousands, except per share amounts):

	Three months Ended June 30, 2017	Three months Ended June 30, 2016
Net Income Available to Common Stockholders	$1,801	$73
Weighted Average Shares	7,715,602	4,948,606
Basic income per share:	$0.23	$0.01
Weighted Average Diluted Shares	7,936,217	4,961,508
Diluted income per share	$0.23	$0.01

	Six months Ended June 30, 2017	Six months Ended June 30, 2016
Net Income Available to Common Stockholders	$3,431	$227
Weighted Average Shares	7,711,718	4,949,210
Basic income per share:	$0.44	$0.05
Weighted Average Diluted Shares	7,908,162	4,963,285
Diluted income per share	$0.43	$0.05

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. Certain factors that could cause actual results to differ materially from expected results include, general economic conditions, including our local, state and national real estate markets and employment trends; changes in legislation or regulation; competition from other financial institutions;    the accuracy of our estimates of future loan losses; inflation, interest rate, market and monetary fluctuations; acquisitions and integration of acquired businesses; the possible impairment of goodwill associated with our acquisitions;expansion of our operations, including branch openings and branch acquisitions, new product offerings and expansion into new markets; the impact of new capital requirements; restrictions or conditions imposed by our regulators on our operations; cybersecurity breaches, including potential business disruptions or financial losses. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total Assets. Total assets increased $24.5 million, or 2.6%, to $955.9 million at June 30, 2017 from $931.4 million at December 31, 2016. The increase was primarily the result of an increase of $20.1 million in net loans and an increase of $13.3 million in cash and cash equivalents, offset by decreases of $6.2 million in investments of securities, time deposits, and FHLB stock.

Cash and Cash Equivalents. Total cash and cash equivalents increased by $13.3 million, or 26.5%, to $63.6 million at June 30, 2017 from $50.3 million at December 31, 2016. Cash provided by financing activities totaled $20.4 million, primarily from increases in deposits and cash provided by operations totaled $6.8 million at June 30, 2016. These were offset by cash used in investing of $13.8 million primarily from increases in loans.

Investment Securities. Investment securities decreased $3.2 million, or 2.9%, to $106.5 million at June 30, 2017 from $109.7 million at December 31, 2016. Repayments and maturities exceeded new purchases but overall the portfolio was managed to remain consistent with the prior period end balances with the primary intent of the portfolio remaining a source of liquidity. All of our investment securities were classified as available for sale at both June 30, 2017 and December 31, 2016.

Net Loans. Our primary interest-earning asset and source of income is our loan portfolio. Net loans increased $20.1 million, or 2.9%, to $703.9 million at June 30, 2017 from $683.8 million at December 31, 2016. The growth in loans consisted of increases of $22.5 million in commercial real estate loans, $3.9 million in commercial loans, $13.1 million in construction and land loans, partially offset by a decrease of $19.2 million in one-to-four family residential loans. During the first half of 2017, the Bank continued its strategic emphasis on relationship banking and targeted asset class diversification within the loan portfolio.

Deposits. Deposits increased $46.1 million, or 6.3%, to $776.1 million at June 30, 2017 from $729.9 million at December 31, 2016. The increase was primarily due to a $21.3 million increase in noninterest-bearing deposits and a $24.1 million increase in non-maturity deposits. The increase in core deposits reflects growth from the increased footprint and deposit base associated with the integration of the FBC merger and the seasonal variations in the agricultural deposit base. Non-reciprocal brokered deposits increased $10.1 million during the quarter and decreased $6.9 million since December 31, 2016. The Bank continued its efforts to attract new customers and offer more banking options to existing relationships during the first half of 2017.

Borrowings. Other borrowings, consisting of Federal Home Loan Bank (“FHLB”) advances and customer repurchase sweep agreements, decreased $26.0 million to $45.9 million at June 30, 2017 compared to $71.9 million at December 31, 2016. The deposit growth in the first half of 2017 allowed for decreased utilization of FHLB advances resulting in $27.0 million in net repayments at maturity. The $38.0 million in FHLB advances are secured by a blanket asset lien on loans with maximum borrowing capacity of approximately $238.8 million at June 30, 2017 collateralized by residential and commercial real estate loans. The customer repurchase sweep agreements totaling $7.9 million are secured by securities with a market value of $11.9 million at June 30, 2017.

Subordinated notes (the “Notes”) were $11.0 million at June 30, 2017, which was unchanged from December 31, 2016. The Notes were issued on March 30, 2016, to two accredited investors. The investors included a corporation owned and controlled by George Parmer, who is a director of the Company, which purchased $7.0 million in principal amount of the Notes. The Notes bear interest at a fixed interest rate of 5.0% per year. The Notes have a maturity date of April 1, 2021. The Notes are redeemable at the option of the Company, in whole or in part, at any time, without penalty or premium, subject to any required regulatory approvals.

Stockholders’ Equity. Stockholders’ equity increased $4.4 million, or 3.9%, to $116.5 million at June 30, 2017 as a result of net income of $3.4 million for the six months ended June 30, 2017, $334,000 in additional paid in capital from stock-based compensation, $266,000 in proceeds from stock option exercises, and $376,000 in other comprehensive income mainly from increases in unrealized gains on securities.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the three and six months ended June 30, 2017 and 2016. No tax-equivalent yield adjustments have been made, as we had no tax-free interest-earning assets during the periods. All average balances are daily average balances based upon amortized costs. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
Interest-earning assets:
Loans	$691,571	$8,285	4.79	$343,336	$4,041	4.71
Securities	110,527	447	1.62	68,596	241	1.41
Other(2)	33,552	99	1.18	27,383	43	0.63

Total interest-earning assets	835,650	8,831	4.23	439,315	4,325	3.94

Non-interest-earning assets	106,268			58,658

Total assets	$941,918			$497,973

Interest-bearing liabilities:
Interest-bearing demand and savings accounts	$377,277	$297	0.31	$206,723	$144	0.28
Time deposits	149,345	235	0.63	99,748	160	0.64

Total interest-bearing deposits	526,622	532	0.40	306,471	304	0.40
FHLB Advances and other borrowings	48,014	99	0.82	11,104	10	0.36
Subordinated Notes	11,000	135	5.00	11,000	138	5.00

Total interest-bearing liabilities	585,636	766	0.52	328,575	452	0.55

Non-interest-bearing liabilities	241,377			97,556

Total liabilities	827,013			426,131
Stockholders’ equity	114,905			71,842

Total liabilities and stockholders’ equity	$941,918			$497,973

Net interest income		$8,065			$3,873

Net interest rate spread (3)			3.70			3.39
Net interest-earning assets (4)	$250,014			$110,740

Net interest margin (5)			3.86			3.53
Average interest-earning assets to average interest-bearing liabilities	142.7%			133.7%

(1)	Annualized.
(2)	Includes interest-earning deposits, federal funds, FHLB stock and time deposits with other banks.
(3)	Net interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
Interest-earning assets:
Loans	$685,783	$16,215	4.73%	$338,502	$8,096	4.78%
Securities	111,306	874	1.57	66,265	462	1.39
Other(2)	38,488	230	1.20	36,670	121	0.66

Total interest-earning assets	835,577	17,319	4.15	441,437	8,679	3.93

Non-interest-earning assets	104,870			59,125

Total assets	$940,447			$500,562

Interest-bearing liabilities:
Interest-bearing demand and savings accounts	$368,588	$655	0.36	$205,339	$303	0.30
Time deposits	150,966	465	0.62	103,034	316	0.61

Total interest-bearing deposits	519,554	1,120	0.43	308,373	619	0.40
FHLB Advances and other borrowings	56,436	220	0.71	17,197	33	0.38
Subordinated notes	11,000	277	5.00	5,621	140	5.00

Total interest-bearing liabilities	586,990	1,617	0.55	331,191	792	0.48

Non-interest-bearing liabilities	239,529			97,639

Total liabilities	826,519			428,830
Stockholders’ equity	113,928			71,732

Total liabilities and stockholders’ equity	$940,447			$500,562

Net interest income		$15,702			$7,887

Net interest rate spread (3)			3.60			3.45
Net interest-earning assets (4)	$248,587			$110,246

Net interest margin (5)			3.76			3.57
Average interest-earning assets to average interest-bearing liabilities	142.3%			133.3%

(1)	Annualized.
(2)	Includes interest-earning deposits, federal funds, FHLB stock and time deposits with other banks.
(3)	Net interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three months ended June 30, 2017 and June 30, 2016

General. Net income for the three months ended June 30, 2017 was $1.8 million compared to net income of $73,000 for the three months ended June 30, 2016. The increase in net income was primarily due to increases in net interest income of $4.2 million as a result of the growth in the Company’s interest earning assets and a decrease in the provision for loan losses of $350,000. The increase in revenue was offset by an increase in noninterest expense of $1.9 million for the three months ended June 30, 2017 as compared to the prior year period. The increase in noninterest expense was mostly comprised of increases in compensation, occupancy, and data processing expenses due to the expanded size and footprint of the Company following the acquisition of FBC Bancorp.

Interest Income. Interest income increased $4.5 million, or 104.2%, to $8.8 million for the three months ended June 30, 2017 as compared to the prior year period, primarily as a result of a $4.2 million increase in interest income on loans. The increase in interest income resulted primarily from a $396.3 million increase in the average balance of our interest-earnings assets to $835.7 million and a 29 basis points increase in the average yield on our interest-earning assets to 4.23% for the three months ended June 30, 2017 compared to the prior year period.

Interest income on loans increased $4.2 million, or 105.0%, to $8.3 million for the three months ended June 30, 2017 as compared to the same period in 2016. The average balance of loans increased to $691.6 million for the three months ended June 30, 2017 from $343.3 million for the three months ended June 30, 2016, as a result of the completion of the FBC merger and organic loan growth. The Bank experienced an increase in its average yield on loans increasing 8 basis points to 4.79% in the three months ended June 30, 2017 as compared to the same period in 2016.

Interest income on investment securities increased $206,000, or 85.5%, to $447,000 for the three months ended June 30, 2017 as compared to the same period in 2016, mostly as a result of the average balance on investments increasing. The average balance of investment securities increased $41.9 million to $110.5 million for the three months ended June 30, 2017 from $68.6 million for the three months ended June 30, 2016. The increase in the average balance of investment securities was the result of purchases of various agency mortgage back securities with specific characteristics designed to achieve improved diversification of the total portfolio’s risk profile and expected cash flow behavior under various rate scenarios. The Company also experienced a 21 basis points increase in the average yield on investment securities to 1.62% as a result of the higher yielding securities added to the portfolio in the three months ended June 30, 2017 compared to the same period in 2016. The Company also experienced an increase in other income of $56,000 as a result of a 55 basis points increase due mostly to the recent rate increases in the overnight Fed Funds rate.

Interest Expense. Interest expense increased $314,000, or 69.5%, to $766,000 for the three months ended June 30, 2017 from $452,000 for the three months ended June 30, 2016 primarily as the result of the $220.2 million increase in the average balance of interest-bearing deposits and a $36.9 million increase in the average balance of FHLB advances and other borrowings.

Interest expense on deposits increased $228,000, or 75.0%, to $532,000 for the three months ended June 30, 2017 from $304,000 for the three months ended June 30, 2016 primarily as the result of the increase in the average balance of interest-bearing deposits from the FBC merger. The average balance of interest-bearing deposits increased by $220.2 million during the three months ended June 30, 2017 to $526.6 million compared to the prior year period due mostly to the FBC merger. The average cost of interest-bearing deposits remained stable at 0.40% for the three months ended June 30, 2017, and 2016.

Interest expense on borrowed funds increased $86,000, to $234,000 for the three months ended June 30, 2017 from $148,000 for the three months ended June 30, 2016 primarily as the result of the $36.9 million increase in the average balance of borrowed funds due to increased use of short-term FHLB advances and the 46 basis points increase in the average cost of short-term FHLB advances due to recent rate increases in short-term borrowings and the overnight Fed Funds rate.

Net Interest Income. Net interest income increased $4.2 million or 108.2%, to $8.1 million for the three months ended June 30, 2017 compared to the prior year period as net interest-earning assets increased to $835.7 million for the three months ended June 30, 2017 as compared to $439.3 million for the prior year period. The effect of the FBC merger compared to the prior year period has increased the Company’s net interest-earning assets and income for the three months ended June 30, 2017. The net interest rate spread increased to 3.70% for the three months ended June 30, 2017 from 3.39% for the three months ended June 30, 2016. Our net interest margin increased to 3.86% for the three months ended June 30, 2017 from 3.53% for the three months ended June 30, 2016.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended June 30, 2017 compared to a provision of $350,000 for the three months ended June 30, 2016. The Company has continued to experience strong credit quality, requiring no additional provision during the quarter. Net recoveries for the three months ended June 30, 2017 were $27,000 compared to net recoveries of $13,000 for the three months ended June 30, 2016.

Management considers the allowance for loan losses at June 30, 2017 to be adequate to cover losses inherent in the loan portfolio based on an assessment of the qualitative and quantitative factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income was $1.1 million for the three months ended June 30, 2017 and for the three months ended June 30, 2016. The Bank experienced a $231,000 increase during the three months ended June 30, 2017 in fees and service charges on deposit accounts as a result of its expanded deposit base after the FBC merger. In addition the Bank experienced a $99,000 increase in mortgage broker fees as the Bank continued its efforts to originate loans for sale on a correspondent basis after the FBC merger. Income from Bank-owned life insurance (“BOLI”) also increased $91,000, or 93.8% compared to the same period in 2016. The increase in BOLI income was attributable to the additional $10.0 million of BOLI purchased in December 2016. Gain on sales of securities decreased $105,000 as no sales of securities available-for-sale occurred during the three months ended June 30, 2017 as compared to the prior year period. Gain on sale of premises for the three months ended June 30, 2017, decreased $563,000 from the sale-leaseback of one branch during June of 2016. Other income increased $246,000 compared to the same period in 2016, due to increases in wealth management fee income and from sales of the guaranteed portion of SBA loans originated by the Bank. SBA loan originations began in November 2016 as a result of the FBC merger.

Noninterest Expenses. Non-interest expenses increased $1.9 million to $6.4 million for the three months ended June 30, 2017 compared to the same period in 2016. The increase reflected an increase of $1.2 million in salaries and employee benefits expense, as a result of the increased full-time equivalents (“FTEs”) from the FBC merger. Occupancy increased $119,000, data processing increased $165,000, and other expenses increased $455,000 for the three months ended June 30, 2017 as compared to the prior year period, all consistent with the increased size of the Company following completion of the FBC merger.

Income Tax Expense. Income taxes were $974,000 for the three months ended June 30, 2017 due to pretax income of $2.8 million at a 35.0% effective tax rate compared to an income tax expense of $36,000 for the three months ended June 30, 2016 due to the pretax income of $109,000 at a 33.0% effective tax rate. The primary reason for the increase in income tax expense was due to the increase in pretax income.

Comparison of Operating Results for the Six months ended June 30, 2017 and June 30, 2016

General. Net income for the six months ended June 30, 2017 was $3.4 million compared to net income of $227,000 for the six months ended June 30, 2016. The increase in net income was primarily due to an increase in net interest income of $7.8 million as a result of the growth in the Company’s interest earning assets and a decrease in the provision for loan losses of $350,000. The increase in revenue was offset by an increase in noninterest expense of $3.5 million for the six months ended June 30, 2017 as compared to the prior year period. The increase in noninterest expense was mostly comprised of increases in compensation, occupancy, and data processing expenses due to the expanded size and footprint of the Company following the acquisition of FBC Bancorp.

Interest Income. Interest income increased $8.6 million, or 99.6%, to $17.3 million for the six months ended June 30, 2017 as compared to the prior year period, primarily as a result of an $8.1 million increase in interest income on loans. The increase in interest income resulted primarily from a $394.1 million increase in the average balance of our interest-earnings assets to $835.6 million and a 22 basis points increase in the average yield on our interest-earning assets to 4.15% for the six months ended June 30, 2017 compared to the prior year period.

Interest income on loans increased $8.1 million, or 100.2%, to $16.2 million for the six months ended June 30, 2017 as compared to the same period in 2016. The average balance of loans increased to $685.8 million for the six months ended June 30, 2017 from $338.5 million for the six months ended June 30, 2016, due to the completion of the FBC merger and organic loan growth. The Bank experienced a slight decrease in its average yield on loans decreasing five basis points to 4.73% in the six months ended June 30, 2017, compared to the same period in 2016. The lingering low rate environment resulted in the Company experiencing the slight decrease in its average yield on loans as compared to the same period in 2016.

Interest income on investment securities increased $412,000, or 89.2%, to $874,000 for the six months ended June 30, 2017 as compared to the same period in 2016, mostly as a result of the average balance on investments increasing. The average balance of investment securities increased $45.0 million to $111.3 million for the six months ended June 30, 2017 from $66.3 million for the six months ended June 30, 2016. The increase in the average balance of investment securities was the result of purchases of various agency mortgage back securities with specific characteristics designed to achieve improved diversification of the total portfolio’s risk profile and expected cash flow behavior under various rate scenarios. The Company also experienced an 18 basis points increase in the average yield on investment securities to 1.57% as a result of the higher yielding securities added to the portfolio in the six months ended June 30, 2017 as compared to the same period in 2016. Additionally, the Company experienced an increase in other income of $109,000 primarily as a result of a 54 basis points increase due mostly to the recent rate increases in the overnight Fed Funds rate.

Interest Expense. Interest expense increased $825,000, or 104.2%, to $1.6 million for the six months ended June 30, 2017 from $792,000 for the six months ended June 30, 2016 primarily as the result of the $211.2 million increase in the average balance of interest-bearing deposits and a $44.6 million increase in the average balance of FHLB advances, other borrowings, and subordinated notes.

Interest expense on deposits increased $501,000, or 80.9%, to $1.1 million for the six months ended June 30, 2017 from $619,000 for the six months ended June 30, 2016 primarily as the result of the increase in the average balance of interest-bearing deposits from the FBC merger. The average balance of interest-bearing deposits increased by $211.2 million during the six months ended June 30, 2017 to $519.6 million compared to the prior year period due mostly to the FBC merger. The average cost of interest-bearing deposits remained relatively stable increasing three basis points to 0.43% for the six months ended June 30, 2017, compared to the same period in 2016, reflecting the higher deposit rates on new money market deposits and time deposits. Competitive market pricing and the expectation of a future fed funds rate increase have pressured increased rates on new time and money market deposits.

Interest expense on borrowed funds increased $324,000, to $497,000 for the six months ended June 30, 2017 from $173,000 for the six months ended June 30, 2016 primarily as the result of the $39.2 million increase in the average balance of borrowed funds due to increased use of short-term FHLB advances and the 33 basis points increase in the average cost of short-term FHLB advances due to recent rate increases in short-term borrowings and the overnight Fed Funds rate.

Net Interest Income. Net interest income increased $7.8 million or 99.1%, to $15.7 million for the six months ended June 30, 2017 compared to the prior year period as net interest-earning assets increased to $835.6 million for the six months ended June 30, 2017 as compared to $441.4 million for the prior year period. The effect of the FBC merger compared to the prior year period has increased the Company’s net interest-earning assets and income for the six months ended June 30, 2017. The net interest rate spread increased to 3.60% for the six months ended June 30, 2017 from 3.45% for the six months ended June 30, 2016. Our net interest margin increased to 3.76% for the six months ended June 30, 2017 from 3.57% for the six months ended June 30, 2016.

Provision for Loan Losses. We recorded no provision for loan losses for the six months ended June 30, 2017 compared to a provision of $350,000 for the six months ended June 30, 2016. The Company has continued to experience strong credit quality, requiring no additional provision during the period. Net recoveries for the six months ended June 30, 2017 were $396,000 compared to net recoveries of $34,000 for the six months ended June 30, 2016.

Management considers the allowance for loan losses at June 30, 2017 to be adequate to cover losses inherent in the loan portfolio based on an assessment of the qualitative and quantitative factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income was $2.2 million for the six months ended June 30, 2017 and $1.8 million for the six months ended June 30, 2016. The Bank experienced a $370,000 increase during the six months ended June 30, 2017 in fees and service charges on deposit accounts as a result of its expanded deposit base after the FBC merger. In addition the Bank experienced a $111,000 increase in mortgage broker fees as the Bank continued its efforts to originate loans for sale on a correspondent basis after the FBC merger. Income from BOLI also increased $178,000, or 92.7% compared to the same period in 2016. The increase in BOLI income was attributable to the additional $10.0 million of BOLI purchased in December 2016. Gain on sales of securities decreased $131,000 as no sales of securities available-for-sale occurred during the six months ended June 30, 2017. Gain on sale of premises decreased $563,000 from the sale-leaseback of one branch during June of 2016. Other income increased $442,000 compared to the same period in 2016, due to increases in wealth management fee income and from sales of the guaranteed portion of SBA loans originated by the Bank. SBA loan originations began in November 2016 as a result of the FBC merger.

Noninterest Expenses. Non-interest expenses increased $3.5 million to $12.6 million for the six months ended June 30, 2017 compared to the same period in 2016. The increase reflected an increase of $2.3 million in salaries and employee benefits expense, as a result of the increased FTEs from the FBC merger. Occupancy increased $267,000, data processing increased $364,000, and all other noninterest expense categories combined to increase $572,000 net for the six months ended June 30, 2017 as compared to the prior year period, all consistent with the increased size of the Company following completion of the FBC merger.

Income Tax Expense. Income taxes were $1.9 million for the six months ended June 30, 2017 due to pretax income of $5.4 million at a 36.2% effective tax rate compared to an income tax expense of $85,000 for the six months ended June 30, 2016 due to the pretax income of $312,000 at a 27.2% effective tax rate. The primary reason for the increase in the income tax expense rates was due to the increase in pretax income.

Asset Quality

Non-Performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and other real estate owned, totaled $739,000, or 0.08% of total assets, at June 30, 2017 and $323,000, or 0.03% of total assets, at December 31, 2016. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no accruing loans past due 90 days or more at June 30, 2017 or December 31, 2016.

	At June 30,	At December 31,
	2017	2016
	(dollars in thousands)
Non-accrual loans:
Real estate mortgage loans:
One- to four-family residential	$539	$—
Commercial real estate and multi-family	38	117
Construction and land	—	—
Home Equity	13	—
Non-Real estate loans:		—
Commercial business loans	—	—
Consumer loans	—	36

Total non-accrual loans	590	153

	At June 30,	At December 31,
	2017	2016
	(dollars in thousands)
Non-accruing troubled debt restructured loans:
Commercial real estate and multi-family	117	138

Total non-performing loans	707	291
Other real estate owned
Land and construction	32	32

Total non-performing assets	$739	$323
Total accruing troubled debt restructured loans	$595	$1,278
Total non-performing loans to total loans	0.10%	0.04%
Total non-performing assets to total assets	0.08%	0.03%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the six months ended June 30,
	2017	2016
	(dollars in thousands)
Allowance at beginning of period	$3,274	$2,511

Provision for loan losses	—	350

Charge offs:
Real estate mortgage loans:
One- to four-family residential	—	(22)
Commercial real estate and multi-family	—	—
Construction and land	—	—
Commercial business loans	—	(11)
Consumer loans	(10)	(2)

Total charge-offs	(10)	(35)

Recoveries:
Real estate mortgage loans:
One- to four-family residential	—	—
Commercial real estate and multi-family	338	3
Construction and land	1	—
Home Equity	22	24
Commercial business loans	44	40
Consumer loans	1	2

Total recoveries	406	69

Net (charge-offs)recoveries	396	34

Allowance at end of period	$3,670	$2,895

Allowance to nonperforming loans	519.1%	227.8%
Allowance to total loans outstanding at the end of the period	0.52%	0.77%
Net (charge-offs)recoveries to average loans outstanding during the period (annualized)	0.12%	0.02%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At June 30, 2017 we had the capacity to borrow approximately $238.8 million from the Federal Home Loan Bank of Atlanta. At June 30, 2017, we had outstanding advances of approximately $38.0 million and at December 31, 2016 we had $65.0 million in outstanding advances from the Federal Home Loan Bank of Atlanta. We also have lines of credit at three financial institutions that would allow us to borrow up to $31.0 million at June 30, 2017. No credit lines were drawn upon at June 30, 2017.

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

The principal sources of the Holding Company’s liquidity are its existing cash resources. The Holding Company serves as a source of capital strength for the Bank. The Holding Company contributed $19 million in additional capital to the Bank in 2016. The Holding Company has undertaken actions that demonstrate its ability to access capital and provide for the funding needs of the Bank. Cash on hand at the Holding Company represent mainly the proceeds of our December 2015 private placement of common stock, which raised net proceeds of approximately $11.4 million. On March 30, 2016, the Holding Company also issued $11.0 million in subordinated notes, the proceeds of which were contributed to the Bank to support growth.

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

At June 30, 2017, Sunshine Bank exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of 10.6% of adjusted total assets, which is above the required level of 5.00% to be considered “well capitalized”, common equity tier 1 capital to risk-weighted assets of 12.9%, which is above the required level of 6.50% to be considered “well capitalized”, tier 1 capital to risk-weighted assets of 12.9%, which is above the required level of 8.00% to be considered “well capitalized”, and total risk-based capital of 13.4% of risk-weighted assets, which is above the required level of 10.00% to be considered “well capitalized”. The capital conservation buffer was 5.43% exceeding the minimum of 1.25% for 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2017, we had unfunded loan commitments of $96.7 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from June 30, 2017 totaled $141.9 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for buildings and equipment, agreements with respect to borrowed funds and deposit liabilities.

Contingencies. Various legal claims can arise from time to time all of which are considered incidental to the normal conduct of business. Based on current information available, management believes that any liabilities arising from legal proceedings and other claims will not have a material adverse effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies

Item 4. Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2017, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of June 30, 2017, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company as of June 30, 2017.

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

SUNSHINE BANCORP, INC.

Date: August 10, 2017	By:	/s/ Andrew S. Samuel
Andrew S. Samuel
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 10, 2017	By:	/s/ John Finley
John Finley
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)