Form 10-Q
period 2017-09-30
Sunshine Bancorp, Inc.
filed 2017-11-09
CIK 1599891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:

As of November 8, 2017, there were issued and outstanding 8,026,354 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

SUNSHINE BANCORP, INC. AND SUBSIDIARY

September 30, 2017 Form 10-Q

SUNSHINE BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	As of September 30, 2017	As of December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$32,656	$16,562
Interest-earning deposits with banks	10,328	21,386
Federal funds sold	19,020	12,325

Cash and cash equivalents	62,004	50,273
Time deposits with banks	590	2,794
Securities available for sale	99,104	109,668
Loans held for sale	533	443
Loans, net of allowance for loan losses of $3,698 and $3,274	701,406	683,784
Premises and equipment, net	25,180	25,920
Federal Home Loan Bank stock, at cost	2,877	3,478
Cash surrender value of bank-owned life insurance	22,946	22,462
Deferred income tax asset	4,641	6,660
Goodwill and other intangibles	22,056	22,308
Accrued interest receivable	2,080	2,077
Other real estate owned	—	32
Other assets	216	1,536

Total assets	$943,633	$931,435

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand accounts	$234,351	$217,418
Interest-bearing demand and savings accounts	371,121	354,327
Time deposits	143,578	158,204

Total deposits	749,050	729,949
Other borrowings	56,884	71,867
Subordinated Notes	11,000	11,000
Other liabilities	8,425	6,518

Total liabilities	825,359	819,334

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; issued and outstanding of 8,026,354 at September 30, 2017 and 7,986,074 shares at December 31, 2016	80	80
Additional paid in capital	95,086	94,302
Retained income	26,810	21,803
Unearned employee stock ownership plan (“ESOP”) shares	(3,047)	(3,047)
Accumulated other comprehensive loss	(655)	(1,037)

Total stockholders’ equity	118,274	112,101

Total liabilities and stockholders’ equity	$943,633	$931,435

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

(in thousands, except per share amounts)

	Three months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Interest income:
Loans	$8,602	$4,582	$24,817	$12,678
Securities	446	222	1,320	684
Other	127	43	357	164

Total interest income	9,175	4,847	26,494	13,526

Interest Expense:
Deposits	665	349	1,785	962
Borrowed funds	262	192	759	372

Total interest expense	927	541	2,544	1,334

Net interest income	8,248	4,306	23,950	12,192
Provision for loan losses	—	—	—	350

Net interest income after provision for loan losses	8,248	4,306	23,950	11,842

Noninterest income:
Fees and service charges on deposit accounts	579	314	1,587	952
Gain on sale of loans held for sale	65	42	245	112
Gain on sale of securities	—	77	—	208
Gain on sale of premise	—	—	—	563
Income from bank-owned life insurance	195	97	565	289
Other	97	139	762	361

Total noninterest income	936	669	3,159	2,485

Noninterest expenses:
Salaries and employee benefits	3,876	2,423	11,201	7,440
Occupancy and equipment	691	544	2,120	1,706
Data and item processing services	649	440	1,750	1,177
Professional fees	161	246	628	665
Advertising and promotion	9	13	23	80
Stationery and supplies	18	64	123	165
FDIC Deposit insurance	68	96	245	298
Merger Related	295	207	295	302
Other	909	569	2,842	1,809

Total noninterest expenses	6,676	4,602	19,227	13,642

Income before income taxes	2,508	373	7,882	685
Income taxes	932	129	2,875	214

Net income	$1,576	$244	$5,007	$471

Basic earnings per share	$0.20	$0.05	$0.65	$0.10

Diluted earnings per share	$0.20	$0.05	$0.63	$0.09

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Net income	$1,576	$244	$5,007	$471
Other comprehensive income:
Change in unrealized loss on securities:
Unrealized gain arising during the period	9	96	612	542
Reclassification adjustment for realized gains	—	(77)	—	(208)

Net change in unrealized loss	9	19	612	334
Deferred income taxes on above change	(3)	(7)	(230)	(126)

Total other comprehensive income	6	12	382	208

Comprehensive income	$1,582	$256	$5,389	$679

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except share amounts)

Nine months Ended September 30, 2017 and 2016

	Common Stock		Additional Paid In Capital	Retained Income	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	Shares	Amount
Balance, December 31, 2015	5,259,321	$53	$52,763	$21,846	$(3,160)	$(108)	$71,394
Net income (unaudited)	—	—	—	471	—	—	471
Issuance of common stock under share-based awards plan, net (unaudited)	931	—	—	—	—	—	—
Stock based compensation (unaudited)	—	—	637	—	—	—	637
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	—	208	208

Balance, September 30, 2016 (unaudited)	5,260,252	$53	$53,400	$22,317	$(3,160)	$100	$72,710

Balance, December 31, 2016	7,986,074	$80	$94,302	$21,803	$(3,047)	$(1,037)	$112,101
Net income (unaudited)	—	—	—	5,007	—	—	5,007
Issuance of common stock under share-based awards plan, net (unaudited)	40,280	—	283	—	—	—	283
Stock based compensation (unaudited)	—	—	501	—	—	—	501
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	—	382	382

Balance, September 30, 2017 (unaudited)	8,026,354	$80	$95,086	$26,810	$(3,047)	$(655)	$118,274

See Accompany Notes to Condensed Consolidated Financial Statements

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$5,007	$471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, Amortization, Accretion, net	1,593	1,136
Provision for loan losses	—	350
Gain on sale of loans held for sale	(245)	(112)
Proceeds from the sale of loans held for sale	12,030	902
Gain on sale of premise	—	(563)
Loans originated as held for sale	(11,875)	—
Income from bank-owned life insurance, net	(484)	(244)
Gain on sale of securities available for sale	—	(208)
Increase in accrued interest receivable	(3)	(62)
Decrease in deferred tax asset	1,789	192
Stock based compensation	501	637
Other, net	3,822	(2,082)

Net cash provided by operating activities	12,135	417

Cash flows from investing activities:
Maturities of time deposits with banks	2,204	1,715
Proceeds from sale of securities available for sale	—	22,158
Calls, repayments, and maturities of securities available for sale	19,800	18,527
Purchases of securities available for sale	(9,317)	(35,870)
Net increase in loans	(17,606)	(70,034)
Purchases of premises and equipment, net	(487)	(771)
Proceeds from the sale of premise & equipment	—	1,600
Redemption (purchase) of Federal Home Loan Bank stock	601	(347)

Net cash used in investing activities	(4,805)	(63,022)

Cash flows from financing activities:
Net increase in deposits	19,101	39,656
Net (decrease) increase in other borrowings	(14,983)	7,876
Proceeds of issuance of common stock	283	—
Issuance of subordinated notes	—	11,000

Net cash provided by financing activities	4,401	58,532

Increase (decrease) in cash and cash equivalents	11,731	(4,073)

Cash and cash equivalents at beginning of period	50,273	59,344

Cash and cash equivalents at end of period	$62,004	$55,271

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,432	$1,133

Noncash transactions-
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of taxes	$382	$208

Transfer from loans to other real estate owned	$—	$20

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2017, and the results of operations for the three and nine month periods ended September 30, 2017 and 2016. The results of operations for the three and nine month periods ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year or any other period.

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and notes. While management believes the sources utilized to arrive at the estimates are reliable, different sources or methods could have yielded different estimates. Such different value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired. Material estimates that are particularly susceptible to significant changes include the allowance for loan losses, the valuation of goodwill and other intangibles, deferred income taxes, and purchase accounting related adjustments.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements in this report have not been audited except for information derived from our audited 2016 consolidated financial statements.

Share-based Compensation. The Company expenses the fair value of stock options or restricted stock granted. The Company recognizes share-based compensation in income as the awards vest.

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

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Organization and Significant Accounting Policies, continued

Recent Accounting Standards Update.

During August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC 815. The Board’s objectives in issuing the ASU are to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting by preparers. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018 and for emerging growth companies who elect not to use the extended transition period, early adoption by all entities is permitted upon its issuance. The Company currently has no hedging relationships. As a result, the adoption of this guidance is not expected to be material to the condensed consolidated financial statements.

During July 2017, the FASB issued ASU 2017-11, The ASU amends ASC 815 which makes limited changes to the Board’s guidance on classifying certain financial instruments as either liabilities or equity. The ASU’s objective is to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions. In addition, the ASU amends the guidance on the recognition and measurement of freestanding equity-classified instruments (e.g., warrants) by adding requirements to ASC 260 for entities that disclose earnings per share (EPS). For public business entities, the ASU is effective for annual reporting periods beginning after December 15, 2018 and for emerging growth companies who elect not to use the extended transition period, early adoption by all entities is permitted upon its issuance. The Company currently has no financials instruments related to this ASU. As a result, the adoption of this guidance is not expected to be material to the condensed consolidated financial statements.

During May 2017, the FASB issued new guidance related to Stock Compensation, Scope of Modification Accounting. The new guidance provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in ASC Topic 718, Compensation—Stock Compensation, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award’s fair value, (ii) the award’s vesting conditions and (iii) the award’s classification as an equity or liability instrument. The amendments are effective for public business entities for annual periods beginning after December 15, 2017 and for emerging growth companies who elect not to use the extended transition period. The Company currently has made no modifications to any of its share-based awards. As a result, the Company does not anticipate an impact to the condensed consolidated financial statements.

During March 2017, the FASB issued new guidance related to Premium Amortization on Purchased Callable Debt Securities. The new guidance shortens the amortization period for certain callable debt securities held at a premium to require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for public business entities for annual periods beginning after December 15, 2018 and for emerging growth companies who elect not to use the extended transition period. The adoption of this guidance is not expected to be material to the condensed consolidated financial statements.

During January 2017, the FASB issued new guidance related to, Simplifying the Test for Goodwill Impairment. The new guidance eliminates Step 2 of the goodwill impairment test. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. However, the requirement to perform a qualitative assessment for any reporting unit with a zero or negative carrying amount is eliminated. The amendments are effective for public business entities for annual periods beginning after December 15, 2019 and for emerging growth companies who elect not to use the extended transition period. The adoption of this guidance is not expected to be material to the condensed consolidated financial statements.

During June 2016, the FASB issued new guidance related to Credit Losses. The new guidance requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Organization and Significant Accounting Policies, continued

be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Additionally, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and for emerging growth companies who elect not to use the extended transition period. The Company is currently evaluating this guidance to determine the impact on its condensed consolidated financial statements.

During March 2016, the FASB issued new guidance related to Compensation-Stock Compensation. The new guidance is intended to simplify the accounting for stock compensation by requiring all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The guidance also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The guidance provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The amendments are effective for public business entities for annual periods beginning after December 15, 2016 and for emerging growth companies who elect not to use the extended transition period. The adoption of this guidance is not expected to be material to the condensed consolidated financial statements.

During February 2016, the FASB issued new guidance related to Leases. The new guidance requires lessees to recognize assets and liabilities related to certain operating leases on the balance sheet. The new guidance also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and for emerging growth companies who elect not to use the extended transition period. The Company is currently evaluating this guidance to determine the impact on its condensed consolidated financial statements.

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

The Company has elected to use the applicable extensions of time grant to emerging growth companies for all recently issued pronouncements from the FASB.

Reclassifications. Certain amounts reported in the prior periods in the condensed consolidated financial statements may have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income or stockholders’ equity.

(2) Business Combinations

Merger with CenterState Bank Corporation On August 12, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CenterState Bank Corporation (“CenterState”), whereby the Holding Company will be merged with and into CenterState (the “ CS Merger”) and the Holding Company’s wholly owned subsidiary bank, Sunshine Bank, will be merged with and into CenterState’s wholly owned subsidiary bank, CenterState Bank, NA (“CenterState Bank), immediately following the merger of the Company with and into CenterState.

Under the terms and subject to the conditions of the Merger Agreement, each outstanding share of the Company’s common stock is entitled to receive 0.89 of a share of CenterState common stock. The transaction is expected to close early in the first quarter of 2018 subject to customary conditions, including, among others, the approval of the Merger Agreement by the stockholders of the Company, the absence of any order or other legal restriction prohibiting the closing of the Merger, and the receipt of required regulatory approvals. On October 25, 2017, the Office of the Comptroller of the Currency approved the merger of the Bank with and into CenterState Bank. In addition, CenterState had previously obtained a waiver from the Federal Reserve Bank of Atlanta from the requirement to file an application under the Bank Holding Company Act for CenterState to acquire the Company. Pending the approval by the stockholders of the Company of the Merger Agreement, as well as satisfaction of other customary closing conditions described in the Merger Agreement, the Company expects that the CS Merger will be completed in early January 2018.

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Business Combinations, continued

The Merger Agreement provides certain termination rights for both the Company and CenterState and further provides that a termination fee of $7.07 million will be payable by the Company to CenterState, as applicable, upon termination of the Merger Agreement under certain circumstances. The Company may also terminate the Merger Agreement in the event of a decline in CenterState’s stock price from the date of the Merger Agreement and as measured against a bank index over the period from the date of the Merger Agreement to the later to occur of the Company stockholders’ approval or receipt of the last regulatory approval required for the Merger provided that CenterState determines not to increase the merger consideration to be received by the Company’s stockholders as provided for in the Merger Agreement.

Acquisition of Florida Bank of Commerce. On October 31, 2016, pursuant to an Agreement and Plan of Merger entered into May 9, 2016, the Company completed its acquisition of FBC Bancorp, Inc. (“FBC”) and its wholly-owned subsidiary Florida Bank of Commerce (the “FBC Merger”). At the effective time of the FBC Merger, each share of common stock of FBC was converted into 0.88 of a share of common stock of the Company. The Company acquired these assets and liabilities to expand its market presence in the Greater Orlando Metropolitan Statistical Area (“MSA”) and to further its strategy of capitalizing on opportunities along the demographically attractive I-4 corridor. With the acquisition the Company entered Brevard, Osceola, and Seminole Counties, Florida.

Results of operations for FBC prior to the acquisition date are not included in the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2016. The table presents unaudited pro forma information as if the acquisition of FBC occurred on January 1, 2016. The tables below have been prepared for comparative purposes only and are not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented. (in thousands, except per share amounts)

Three months ended September 30, 2016
Net interest income	$7,502

Net income	$1,400

Basic and Diluted Pro forma Earnings per share	$0.18

Nine months ended September 30, 2016
Net interest income	$21,638

Net income	$3,658

Basic and Diluted Pro forma Earnings per share	$0.47

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Securities

Securities have been classified according to management intent. The amortized cost and fair values of securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Securities Available for Sale:
September 30, 2017:
U.S. Government enterprise and agency obligations	$12,481	17	(69)	$12,429
Agency Mortgage-backed securities	87,673	17	(1,015)	86,675

Total	$100,154	34	(1,084)	$99,104

December 31, 2016:
Federal Home Loan Bank obligations	$3,000	2	—	$3,002
U.S. Government enterprise and agency obligations	15,347	5	(99)	15,253
Agency Mortgage-backed securities	92,983	12	(1,582)	91,413

Total	$111,330	19	(1,681)	$109,668

The amortized cost and fair value of securities at September 30, 2017 by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayment rights. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately. (in thousands)

	Securities Available for sale
	Amortized Cost	Fair Value
Due in one year or less	$2,000	$1,999
Due from one year to five years	10,481	10,430
Agency Mortgage-backed securities	87,673	86,675

	$100,154	$99,104

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less Than Twelve Months		Twelve Months or Greater
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities Available for sale:
At September 30, 2017
US Government enterprise and agency obligations	$(69)	$7,415	$—	$—
Agency Mortgage-backed securities	(822)	71,393	(193)	7,817

Totals	$(891)	$78,808	$(193)	$7,817

	Less Than Twelve Months		More than Twelve Months
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities Available for sale:
At December 31, 2016
US Government enterprise and agency obligations	$(99)	$9,387	$—	$—
Agency Mortgage-backed securities	(1,582)	77,800	—	$—

Totals	$(1,681)	$87,187	$—	$—

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Securities, continued

At September 30, 2017 and December 31, 2016 there were thirty-four and thirty-two securities, respectively, in a loss position. As of September 30, 2017 three securities have been in a loss position for greater than twelve months. As of December 31, 2016 no security was in a loss position for greater than twelve months. In considering the credit quality of the issuers, the nature and cause of the unrealized loss, the severity and length of time in an unrealized loss position, and other factors, it is expected that the securities would not be settled at a price less than the par value of the investments. Management determined that the decline in fair value is attributable to fluctuations in interest rates and other market conditions and not a deterioration of the credit quality of the issuers. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The Company pledged securities with a fair market value of approximately $34.9 million at September 30, 2017 and $22.1 million at December 31, 2016 to secure public funds and other borrowings.

Securities available for sale sold, are summarized as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Proceeds received from sale	$—	$9,238	$—	$22,158

Gross Gains on sale	$—	$77	$—	$208

(4) Loans

The loan portfolio segments and classes are as follows (in thousands):

	At September 30, 2017	At December 31, 2016
Real estate loans:
One-to-four-family residential	$131,628	$155,262
Commercial and multi-family	367,008	356,788
Construction and land	64,849	51,520
Home equity	21,693	21,902

Total real estate loans	585,178	585,472
Commercial loans	119,225	100,239
Consumer loans	1,054	1,478

Total loans	705,457	687,189

Deduct:
Deferred loan fees, net	(353)	(131)
Allowance for loan losses	(3,698)	(3,274)

Loans, net	$701,406	$683,784

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

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Loans	Commercial Loans	Consumer Loans	Unallocated	Total
Three Months Ended September 30, 2017:
Beginning balance	$2,993	660	4	13	$3,670
(Credit) Provision for loan losses	(169)	55	7	107	—
Charge-offs	—	—	—	—	—
Recoveries	11	16	1	—	28

Ending balance	$2,835	731	12	120	$3,698

Three Months Ended September 30, 2016:
Beginning balance	$2,240	606	35	14	$2,895
(Credit) Provision for loan losses	(234)	190	(9)	53	—
Charge-offs	(73)	(1)	—	—	(74)
Recoveries	8	17	—	—	25

Ending balance	$1,941	812	26	67	$2,846

Nine months Ended September 30, 2017:
Beginning balance	$2,473	469	6	326	$3,274
(Credit) Provision for loan losses	(10)	202	14	(206)	—
Charge-offs	—	—	(10)	—	(10)
Recoveries	372	60	2	—	434

Ending balance	$2,835	731	12	120	$3,698

Nine months Ended September 30, 2016:
Beginning balance	$1,354	583	23	551	$2,511
Provision (Credit) for loan losses	647	184	3	(484)	350
Charge-offs	(95)	(12)	(3)	—	(110)
Recoveries	35	57	3	—	95

Ending balance	$1,941	812	26	67	$2,846

At September 30, 2017:
Individually evaluated for impairment:
Recorded investment	$1,480	323	—	—	$1,803

Balance in allowance for loan losses	$15	—	—	—	$15

Collectively evaluated for impairment:
Recorded investment	$330,992	87,864	445	—	$419,301

Balance in allowance for loan losses	$2,285	671	12	120	$3,088

Recorded investment in acquired loans accounted for under ASC 310-20 Loan Receivables	$249,514	31,038	609	—	$281,161

Balance in allowance for loan losses	$535	60	—	—	$595

Recorded investment in acquired loans accounted for under ASC 310-30 Loans Acquired with Deteriorated Credit Quality	$3,192	—	—	—	$3,192

Balance in allowance for loan losses	$—	—	—	—	$—

At December 31, 2016:
Individually evaluated for impairment:
Recorded investment	$1,035	500	36	—	$1,571

Balance in allowance for loan losses	$21	9	1	—	$31

Collectively evaluated for impairment:
Recorded investment	$274,513	59,586	608	—	$334,707

Balance in allowance for loan losses	$1,687	378	4	326	$2,395

Recorded investment in acquired loans accounted for under ASC 310-20 Loan Receivables	$307,605	40,153	834	—	$348,592

Balance in allowance for loan losses	$765	82	1	—	$848

Recorded investment in acquired loans accounted for under ASC 310-30 Loans Acquired with Deteriorated Credit Quality	$2,319	—	—	—	$2,319

Balance in allowance for loan losses	$—	—	—	—	$—

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

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Loans, Continued

The following summarizes the loan credit quality (in thousands):

	Real Estate Loans
	One-to Four-Family Residential	Commercial and Multi Family	Construction and Land	Home Equity	Commercial	Consumer	Total
Credit Risk Profile by Internally Assigned Grade:
At September 30, 2017:
Grade:
Pass	$129,643	$363,591	$64,337	$21,371	$118,178	$1,054	$698,174
Special mention	406	1,419	246	30	970	—	3,071
Substandard	1,579	1,998	266	292	77	—	4,212

Total	$131,628	$367,008	$64,849	$21,693	$119,225	$1,054	$705,457

At December 31, 2016:
Grade:
Pass	$153,965	$351,096	$49,901	$21,902	$98,714	$1,442	$677,020
Special mention	490	730	543	—	79	—	1,842
Substandard	807	4,962	1,076	—	1,446	36	8,327

Total	$155,262	$356,788	$51,520	$21,902	$100,239	$1,478	$687,189

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At September 30, 2017:
Real estate mortgage loans:
One-to-four family residential	$172	$16	$—	$188	$130,656	$784	$131,628
Commercial and Multifamily	756	—	—	756	366,112	140	367,008
Construction and Land	12	496	—	508	64,161	180	64,849
Home Equity	—	—	—	—	21,690	3	21,693
Commercial loans	2,145	21	—	2,166	117,059	—	119,225
Consumer loans	61	—	—	61	993	—	1,054

Total	$3,146	$533	$—	$3,679	$700,671	$1,107	$705,457

At December 31, 2016:
Real estate mortgage loans:
One-to-four family residential	$501	$274	$—	$775	$154,487	$—	$155,262
Commercial and Multifamily	778	—	—	778	355,755	255	356,788
Construction and Land	1,519	—	—	1,519	50,001	—	51,520
Home Equity	22	—	—	22	21,880	—	21,902
Commercial loans	217	—	—	217	100,022	—	100,239
Consumer loans	10	—	—	10	1,432	36	1,478

Total	$3,047	$274	$—	$3,321	$683,577	$291	$687,189

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Loans, Continued

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2017
Real estate mortgage loans:
One-to- four-family residential	$784	$784	$309	$309	$15	$1,093	$1,093	$15
Commercial and Multifamily	204	626	—	—	—	204	626	—
Construction and Land	180	180	—	—	—	180	180	—
Home Equity	3	3	—	—	—	3	3	—
Commercial loans	323	358	—	—	—	323	358	—

	$527	$984	$309	$309	$15	$1,803	$2,260	$15

December 31, 2016:
Real estate mortgage loans:
One-to- four-family residential	$—	$—	$448	$448	$21	$448	$448	$21
Commercial and Multifamily	587	1,568	—	—	—	587	1,568	—
Commercial loans	427	457	73	77	9	500	534	9
Consumer Loans	—	—	36	36	1	36	36	1

	$1,014	$2,025	$557	$561	$31	$1,571	$2,586	$31

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended September 30,
	2017			2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
One-to-four-family residential	$309	$4	$5	$453	$6	$6
Commercial and Multifamily	209	9	10	902	8	19
Construction and Land	—	—	—	73	—	6
Commercial loans	327	6	8	518	9	10

Total	$845	$19	$23	$1,946	$23	$41

	Nine months Ended September 30,
	2017			2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
One-to-four-family residential	$312	$14	$13	$455	$20	$18
Commercial and Multifamily	229	28	27	918	36	66
Construction and Land	—	—	—	167	—	8
Commercial loans	390	21	23	525	27	28

Total	$931	$63	$63	$2,065	$83	$120

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Loans, Continued

During the nine months ended September 30, 2017 and 2016, the Company did not enter into any debt restructurings and the Company had no loans restructured as troubled debt restructurings (“TDRs”) that subsequently defaulted that had been modified in the previous twelve month period. As of September 30, 2017 the Company had remaining approximately $405,000 in accruing TDRs and $71,000 of non-accruing TDRs.

At September 30, 2017 the contractually required principal of Purchased Credit Impaired (“PCI”) loans acquired was $3.2 million. The recorded investment of PCI loans was $2.8 million. There were no additional losses generated during the nine months ended September 30, 2017 from these loans.

(5) Other Borrowings

The Company is a member of the Federal Home Loan Bank of Atlanta (“FHLB”). The FHLB requires members to purchase stock in the FHLB, the required amount changes based upon their level of borrowings. FHLB stock is non-marketable and is carried at cost. At September 30, 2017, the Company held $2.9 million in FHLB stock.

At September 30, 2017, the Company had a maximum borrowing capacity of approximately $238.8 million with the FHLB. Advances are secured by a blanket lien on loans and the Company’s FHLB stock. Pursuant to the collateral agreement, borrowing availability is determined by the amount of qualifying collateral pledged. As of September 30, 2017 the Company had $136.2 million in loans pledged and total credit availability of approximately $88.2 million.

As of September 30, 2017, the Company had the following FHLB advances ($ in thousands).

At September 30, 2017
Maturing in the year ending	Advance type	Interest rate	Amount
2017	Fixed Rate	1.29%	$5,000
2017	Fixed Rate	1.28%	5,000
2017	Fixed Rate	1.20%	8,000
2017	Fixed Rate	1.17%	20,000
2018	Fixed Rate	1.27%	10,000

			$48,000

The Company enters into sweep agreements with customers that sweep funds from deposit accounts into investment accounts. These investment accounts are not federally insured and are treated as borrowings. At September 30, 2017 the outstanding balance of such borrowings totaled $8.9 million. The Company pledged securities with a market value of $11.7 million as collateral for these agreements. There were $6.9 million in sweep agreements at December 31, 2016.

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

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(7) Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At September 30, 2017		At December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$62,004	$62,004	$50,273	$50,273
Time deposits with banks (Level 1)	590	590	2,794	2,794
Securities available for sale (Level 2)	99,104	99,104	109,668	109,668
Loans held for sale (Level 3)	533	544	443	450
Loans (Level 3)	701,406	703,861	683,784	718,111
Federal Home Loan Bank stock (Level 3)	2,877	2,877	3,478	3,478
Accrued interest receivable (Level 3)	2,080	2,080	2,077	2,077
Financial liabilities:
Deposits (Level 3)	749,050	748,226	729,949	729,553
FHLB Advances (Level 3)	48,000	47,910	65,000	64,975
Other borrowings (Level 3)	8,884	8,884	6,867	6,867
Subordinated notes (Level 3)	11,000	10,857	11,000	10,860
Off-balance-sheet financial instruments (Level 3)	—	—	—	—

Discussion regarding the assumptions used to compute the estimated fair values of instruments can be found in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2017 (“2016 Form 10-K”).

(8) Fair Value Measurements

Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

At September 30, 2017:	Fair Value	Level 1	Level 2	Level 3
U.S. Government enterprise and agency obligations	$12,429	—	$12,429	—
Agency Mortgage-backed securities	86,675	—	86,675	—

Total	$99,104	—	$99,104	—

At December 31, 2016:	Fair Value	Level 1	Level 2	Level 3
Federal Home Loan Bank obligations	$3,002	—	$3,002	—
U.S. Government enterprise and agency obligations	15,253	—	15,253	—
Agency Mortgage-backed securities	91,413	—	91,413	—

Total	$109,668	—	$109,668	—

During the three and the nine month periods ended September 30, 2017 and 2016 no securities were transferred in or out of Levels 1, 2, or 3.

(Continued)

SUNSHINE BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8) Fair Value Measurements, continued

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis, excluding purchased credit impaired loans are as follows (in thousands):

	At Period End				Total Losses	Losses Recorded During the Period
	Fair Value	Level 1	Level 2	Level 3
At September 30, 2017:
One-to-four-family residential	$309	—	—	$309	$15	—
Commercial and Multifamily	204	—	—	204	422	—
Commercial	323	—	—	323	35	—

Total	$836	—	—	$836	$472	—

At December 31, 2016:
Commercial and Multifamily	$587	—	—	$587	$718	$73
Commercial	427	—	—	427	72	—

Total	$1,014	—	—	$1,014	$790	$73

Other real estate owned which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

	At Period End				Total Losses	Losses Recorded During the Period
	Fair Value	Level 1	Level 2	Level 3
At September 30, 2017
Other real estate owned	$—	—	—	$—	—	—

At December 31, 2016
Other real estate owned	$32	—	—	$32	—	—

(9) Employee Stock Ownership Plan (“ESOP”)

The Holding Company has established an ESOP which acquired 338,560 shares in exchange for a $3,385,600 indirect note payable from the Employee Stock Ownership Plan Trust to the Holding Company. The note bears interest at a variable rate based on Prime and is payable in thirty annual installments. As of September 30, 2017 33,855 shares held by the Employee Stock Ownership Plan Trust have been released and allocated to employees.

ESOP shares were as follows ($ in thousands, except per share amounts):

	At September 30, 2017	At December 31, 2016
Allocated shares	33,855	33,855
Unallocated shares	304,705	304,705

Total ESOP shares	338,560	338,560

Fair value of unallocated shares	$7,081	$5,223

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

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	800,190	$13.04
Granted	—	—
Forfeited	(11,300)	$14.28
Exercised or Expired	(76,964)	$11.95

Outstanding at September 30, 2017	711,926	$13.15

Exercisable at September 30, 2017	321,010	$12.63
Unvested awards at September 30, 2017	390,916	$14.18

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	82,874	$13.97
Granted	—	—
Forfeited	(1,500)	$13.96

Unvested awards at September 30, 2017	81,374	$13.97

The weighted average remaining contractual term was approximately 7.9 years and the aggregate intrinsic value was $7.2 million for options outstanding as of September 30, 2017. As of September 30, 2017, exercisable options had a weighted average remaining contractual term of approximately 7.4 years, and an aggregate intrinsic value of $3.6 million. As of September 30, 2017, there was approximately $ 849,000 of total unrecognized compensation cost related to options and approximately $853,000 in unrecognized compensation cost related to non-vested stock awards granted. For the nine months ended September 30, 2017, the Company recognized $223,000, respectively in compensation cost related to options and $278,000 in compensation cost related to stock awards, with an implied tax benefit of $125,000. The current quarter and year-to-date tax provisions includes no excess tax benefit from stock based compensation. At September 30, 2017 non-exercisable options had an aggregate intrinsic value of $ 3.6 million.

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

There were changes in the risk weighting of certain assets to better reflect the risk associated with those assets, such as the risk weighting for nonperforming loans and certain high volatility commercial real estate acquisitions, development and construction loans. The changes also include additional limitations on the inclusion of deferred tax assets in capital. The Bank made a one-time election to exclude accumulated other comprehensive income from regulatory capital in order to reduce the impact of market volatility on regulatory capital. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2017 the Bank’s capital conservation buffer was 5.67% exceeding the minimum of 1.25% for 2017.

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at September 30, 2017 and December 31, 2016. As of September 30, 2017 the Bank was “Well Capitalized” under all capital ratios. ($ in thousands)

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized
	Amount	%	Amount	%	Amount	%
September 30, 2017
Common Equity Tier 1 to Risk-Weighted Assets	$98,802	13.18%	$33,736	4.50%	$48,729	6.50%
Tier I Capital to Risk-Weighted Assets	98,802	13.18%	44,981	6.00%	59,974	8.00%
Total Capital to Risk-Weighted Assets	102,500	13.67%	59,974	8.00%	74,968	10.00%
Tier I Capital to Total Assets	98,802	10.70%	36,925	4.00%	46,157	5.00%
December 31, 2016
Common Equity Tier 1 to Risk-Weighted Assets	$93,083	12.93%	$32,387	4.50%	$46,781	6.50%
Tier I Capital to Risk-Weighted Assets	93,083	12.93%	43,183	6.00%	57,577	8.00%
Total Capital to Risk-Weighted Assets	96,357	13.39%	57,577	8.00%	71,971	10.00%
Tier I Capital to Total Assets	93,083	12.10%	30,771	4.00%	38,464	5.00%

(12) Earnings per Share

Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and the nine months ended September 30, 2017 outstanding stock options are considered dilutive securities for the purposes of calculating diluted earnings per share which was computed using the treasury method. The shares purchased by the Employee Stock Ownership Plan are included in the weighted-average shares when they are committed to be released. ($ in thousands, except per share amounts):

	Three months Ended September 30, 2017	Three months Ended September 30, 2016
Net Income Available to Common Stockholders	$1,576	$244
Weighted Average Shares	7,719,405	4,944,262
Basic income per share:	$0.20	$0.05
Weighted Average Diluted Shares	7,978,532	4,955,143
Diluted income per share	$0.20	$0.05

	Nine months Ended September 30, 2017	Nine months Ended September 30, 2016
Net Income Available to Common Stockholders	$5,007	$471
Weighted Average Shares	7,714,526	4,947,549
Basic income per share:	$0.65	$0.10
Weighted Average Diluted Shares	7,934,401	4,960,023
Diluted income per share	$0.63	$0.09

(13) Subsequent Event

On October 9, 2017, The Company received notice that a putative class action lawsuit was filed in the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough, Florida against the Company, each of the members of its board of directors and CenterState, captioned Stephen Bushansky, On Behalf of Himself and All Others Similarly Situated v. Sunshine Bancorp, Inc., Ray H. Rollyson, Jr., D. William Morrow, Joe E. Newsome, Will Weatherford, William E. Pommerening, Marion M. Smith, W.D. McGinnes, Jr., George Parmer, Kenneth H. Compton, Malcolm Robert Kirschenbaum, James T. Swann, Sal A. Nunziata, John C. Reich, Andrew S. Samuel, Dana S. Kilborne and CenterState Bank Corporation. The complaint alleges, among other things, that these persons breached their fiduciary duties in connection with the proposed CS Merger by, among other things: agreeing to an allegedly unfair price for the sale of the Company; agreeing to protection devices that the plaintiff alleges is impermissible; and approving the transaction notwithstanding alleged conflicts of interest. The complaint also alleges that CenterState aided and abetted those alleged fiduciary breaches. The plaintiff also alleges that the proxy statement/prospectus filed in connection with the CS Merger was materially incomplete and misleading. The plaintiff seeks as relief, among other things, for the court to declare that the defendants have breached their fiduciary duties; to enjoin defendants from proceeding with the CS Merger unless and until the Company provides all material information to its stockholders and adopts a procedure to obtain a merger agreement providing the best available terms; to award plaintiff fees and expenses; and to grant such other and further relief as the court deems just and proper.

The outcome of the pending and any additional future litigation is uncertain. If this case is not resolved, this lawsuit could prevent or delay completion of the CS Merger and result in substantial costs to the Company and CenterState, including any costs associated with the indemnification of directors and officers. One of the conditions to the closing of the CS Merger is that no order, injunction or decree or other legal restraint or prohibition that prevents consummating the merger, the bank merger or any of the other transactions contemplated by the Merger Agreement will be in effect. As such, if the plaintiff is successful in obtaining an injunction prohibiting the completion of the CS Merger on the agreed-upon terms, then such injunction may prevent the CS Merger from being completed, or from being completed within the expected timeframe. The defense or settlement of any lawsuit or claim that remains unresolved at the time the CS Merger is completed may adversely affect CenterState’s business, financial condition, results of operations and cash flows.

The defendants strongly believe that the lawsuit is without merit and intend to vigorously defend against the pending claims.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. Certain factors that could cause actual results to differ materially from expected results include, general economic conditions, including our local, state and national real estate markets and employment trends; changes in legislation or regulation; competition from other financial institutions;    the accuracy of our estimates of future loan losses; inflation, interest rate, market and monetary fluctuations; acquisitions and integration of acquired businesses; potential delay of the CS Merger; the possible impairment of goodwill associated with our acquisitions; expansion of our operations, including branch openings and branch acquisitions, new product offerings and expansion into new markets; the impact of new capital requirements; restrictions or conditions imposed by our regulators on our operations; cybersecurity breaches, including potential business disruptions or financial losses. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

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

On August 12, 2017, the Company entered into a Merger agreement with CenterState, whereby the Sunshine will be merged with and into CenterState and Sunshine Bank will be merged with and into CenterState Bank. Under the terms of the merger agreement each outstanding share of the Company’s common stock will be entitled to receive 0.89 of a share of CenterState common stock. Completion of the Merger is subject to customary approvals and conditions and is expected to close in the first quarter of 2018. On October 25, 2017, the Office of the Comptroller of the Currency approved the merger of the Bank with and into CenterState Bank. In addition, CenterState had previously obtained a waiver from the Federal Reserve Bank of Atlanta from the requirement to file an application under the Bank Holding Company Act for CenterState to acquire the Company. Pending the approval by the stockholders of the Company of the Merger Agreement, as well as satisfaction of other customary closing conditions described in the Merger Agreement, the Company expects that the CS Merger will be completed in early January 2018.

Critical Accounting Policies

There have been no material changes in our critical accounting policies since the Company filed its Annual Report on Form 10-K for 2016.

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total Assets. Total assets increased $12.2 million, or 1.3%, to $943.6 million at September 30, 2017 from $931.4 million at December 31, 2016. The increase was primarily the result of an increase of $17.6 million in net loans and an increase of $11.7 million in cash and cash equivalents, offset by decreases of $10.6 million in investments securities and $2.2 million in time deposits.

Cash and Cash Equivalents. Total cash and cash equivalents increased by $11.7 million, or 23.3%, to $62.0 million at September 30, 2017 from $50.3 million at December 31, 2016. Cash provided by financing activities totaled $4.4 million, primarily from increases in deposits and cash provided by operations totaled $12.1 million during the nine months ended September 30, 2017. These were offset by cash used in investing of $4.8 million primarily from increases in loans during the same period.

Investment Securities. Investment securities decreased $10.6 million, or 9.6%, to $99.1 million at September 30, 2017 from $109.7 million at December 31, 2016. Repayments and maturities exceeded new purchases but overall the portfolio was managed to remain consistent with the prior period end balances with the primary intent of the portfolio remaining a source of liquidity. All of our investment securities were classified as available for sale at both September 30, 2017 and December 31, 2016.

Net Loans. Our primary interest-earning asset and source of income is our loan portfolio. Net loans increased $17.6 million, or 2.6%, to $701.4 million at September 30, 2017 from $683.8 million at December 31, 2016. The growth in loans consisted of increases of $10.2 million in commercial real estate loans, $19.0 million in commercial loans, $13.3 million in construction and land loans, partially offset by a decrease of $23.6 million in one-to-four family residential loans.

Deposits. Deposits increased $19.1 million, or 2.6%, to $749.1 million at September 30, 2017 from $729.9 million at December 31, 2016. The increase was primarily due to a $16.9 million increase in noninterest-bearing deposits, a $16.8 million increase in interest-bearing deposits, partially offset by a $14.6 million decrease in time deposits. The increase in core deposits reflects growth from the increased footprint and deposit base associated with the integration of the FBC merger. Non-reciprocal brokered deposits decreased $12.0 million during the third quarter and decreased $18.9 million since December 31, 2016.

Borrowings. Other borrowings, consisting of Federal Home Loan Bank (“FHLB”) advances and customer repurchase sweep agreements, decreased $15.0 million to $56.9 million at September 30, 2017 compared to $71.9 million at December 31, 2016. The deposit growth during 2017 allowed for decreased utilization of FHLB advances resulting in $14.0 million in net repayments at maturity. The $48.0 million in FHLB advances at September 30, 2017 are secured by a blanket asset lien on loans with maximum borrowing capacity of approximately $238.8 million at September 30, 2017 collateralized by residential and commercial real estate loans. The customer repurchase sweep agreements totaling $8.9 million at September 30, 2017 are secured by securities with a market value of $11.7 million as of September 30, 2017.

Subordinated notes (the “Notes”) were $11.0 million at September 30, 2017, which was unchanged from December 31, 2016. The Notes were issued on March 30, 2016, to two accredited investors. The investors included a corporation owned and controlled by George Parmer, who is a director of the Company, which purchased $7.0 million in principal amount of the Notes. The Notes bear interest at a fixed interest rate of 5.0% per year. The Notes have a maturity date of April 1, 2021. The Notes are redeemable at the option of the Company, in whole or in part, at any time, without penalty or premium, subject to any required regulatory approvals.

Stockholders’ Equity. Stockholders’ equity increased $6.2 million, or 5.5%, to $118.3 million at September 30, 2017 from $112.1 million at December 31, 2016, as a result of net income of $5.0 million for the nine months ended September 30, 2017, $501,000 in additional paid in capital from stock-based compensation, $283,000 in proceeds from stock option exercises, and $382,000 in other comprehensive income mainly from decreases in unrealized losses on securities.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the three and nine months ended September 30, 2017 and 2016. No tax-equivalent yield adjustments have been made, as we had no tax-free interest-earning assets during the periods. All average balances are daily average balances based upon amortized costs. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
Interest-earning assets:
Loans	$704,507	$8,602	4.88%	$382,165	$4,582	4.80%
Securities	106,719	446	1.67%	65,738	222	1.35%
Other(2)	30,480	127	1.67%	18,403	43	0.93%

Total interest-earning assets	841,706	9,175	4.36%	466,306	4,847	4.16%

Non-interest-earning assets	105,271			57,480

Total assets	$946,977			$523,786

Interest-bearing liabilities:
Interest-bearing demand and savings accounts	$377,896	$344	0.36%	$202,625	$134	0.26%
Time deposits	155,832	321	0.82%	108,196	215	0.79%

Total interest-bearing deposits	533,728	665	0.50%	310,821	349	0.45%
FHLB Advances and other borrowings	44,656	120	1.07%	36,038	51	0.57%
Subordinated Notes	11,000	142	5.00%	11,000	141	5.00%

Total interest-bearing liabilities	589,384	927	0.63%	357,859	541	0.60%

Non-interest-bearing liabilities	240,275			93,670

Total liabilities	829,659			451,529
Stockholders’ equity	117,318			72,257

Total liabilities and stockholders’ equity	$946,977			$523,786

Net interest income		$8,248			$4,306

Net interest rate spread (3)			3.73%			3.55%
Net interest-earning assets (4)	$252,322			$108,447

Net interest margin (5)			3.92%			3.69%
Average interest-earning assets to average interest-bearing liabilities	142.8%			130.3%

(1)	Annualized.
(2)	Includes interest-earning deposits, federal funds, FHLB stock and time deposits with other banks.
(3)	Net interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
Interest-earning assets:
Loans	$692,093	$24,817	4.78%	$353,163	$12,678	4.79%
Securities	109,761	1,320	1.60%	66,088	684	1.38%
Other(2)	35,790	357	1.33%	30,536	164	0.72%

Total interest-earning assets	837,644	26,494	4.22%	449,787	13,526	4.01%

Non-interest-earning assets	105,004			58,573

Total assets	$942,648			$508,360

Interest-bearing liabilities:
Interest-bearing demand and savings accounts	$371,724	$999	0.36%	$204,887	$431	0.28%
Time deposits	152,606	786	0.69%	104,768	531	0.68%

Total interest-bearing deposits	524,330	1,785	0.45%	309,655	962	0.41%
FHLB Advances and other borrowings	52,466	340	0.86%	23,523	91	0.52%
Subordinated notes	11,000	419	5.00%	7,427	281	5.00%

Total interest-bearing liabilities	587,796	2,544	0.58%	340,605	1,334	0.52%

Non-interest-bearing liabilities	239,676			95,796

Total liabilities	827,472			436,401
Stockholders’ equity	115,176			71,959

Total liabilities and stockholders’ equity	$942,648			$508,360

Net interest income		$23,950			$12,192

Net interest rate spread (3)			3.64%			3.49%
Net interest-earning assets (4)	$249,848			$109,182

Net interest margin (5)			3.81%			3.61%
Average interest-earning assets to average interest-bearing liabilities	142.5%			132.1%

(1)	Annualized.
(2)	Includes interest-earning deposits, federal funds, FHLB stock and time deposits with other banks.
(3)	Net interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months ended September 30, 2017 and September 30, 2016

General. Net income for the three months ended September 30, 2017 was $1.6 million compared to net income of $244,000 for the three months ended September 30, 2016. The increase in net income was primarily due to increases in net interest income of $3.9 million as a result of the growth in the Company’s interest earning assets and noninterest income of $267,000. The increase in revenue was partially offset by an increase in noninterest expense of $2.1 million for the three months ended September 30, 2017 as compared to the prior year period. The increase in noninterest expense was mostly comprised of increases in compensation, occupancy, and data processing expenses due to the expanded size and footprint of the Company following the acquisition of FBC.

Interest Income. Interest income increased $4.3 million, or 89.3%, to $9.2 million for the three months ended September 30, 2017 as compared to the prior year period, primarily as a result of a $4.0 million increase in interest income on loans. The increase in interest income resulted primarily from a $375.4 million increase in the average balance of our interest-earning assets to $841.7 million and a 20 basis points increase in the average yield on our interest-earning assets to 4.36% for the three months ended September 30, 2017 compared to the prior year period.

Interest income on loans increased $4.0 million, or 87.7%, to $8.6 million for the three months ended September 30, 2017 as compared to the same period in 2016. The average balance of loans increased to $704.5 million for the three months ended September 30, 2017 from $382.2 million for the three months ended September 30, 2016, as a result of the completion of the FBC Merger and organic loan growth. The Bank experienced an increase in its average yield on loans which increased eight basis points to 4.88% in the three months ended September 30, 2017 as compared to the same period in 2016.

Interest income on investment securities increased $224,000, or 100.9%, to $446,000 for the three months ended September 30, 2017 as compared to the same period in 2016, mostly as a result of the average balance on investments increasing due to the completion of the FBC Merger. The average balance of investment securities increased $41.0 million to $106.7 million for the three months ended September 30, 2017 from $65.7 million for the three months ended September 30, 2016. The increase in the average balance of investment securities was the result of purchases of various agency mortgage back securities with specific characteristics designed to achieve improved diversification of the total portfolio’s risk profile and expected cash flow behavior under various rate scenarios. The Company also experienced a 32 basis points increase in the average yield on investment securities to 1.67% as a result of the higher yielding securities added to the portfolio in the three months ended September 30, 2017 compared to the same period in 2016. The Company also experienced an increase in other income of $84,000 as a result of a 74 basis points increase due mostly to the recent rate increases in the overnight Fed Funds rate.

Interest Expense. Interest expense increased $386,000, or 71.3%, to $927,000 for the three months ended September 30, 2017 from $541,000 for the three months ended September 30, 2016 primarily as the result of the $231.5 million increase in the average balance of interest-bearing liabilities due to the completion of the FBC Merger.

Interest expense on deposits increased $316,000, or 90.5%, to $665,000 for the three months ended September 30, 2017 from $349,000 for the three months ended September 30, 2016 primarily as the result of the increase in the average balance of interest-bearing deposits from the FBC merger. The average balance of interest-bearing deposits increased by $222.9 million during the three months ended September 30, 2017 to $533.7 million compared to the prior year period due mostly to the FBC merger. The average cost of interest-bearing deposits increased five basis points to 0.50% for the three months ended September 30, 2017 from 0.45% for the three months ended September 30, 2016 due to higher rates on brokered time deposits.

Interest expense on borrowed funds increased $70,000, to $262,000 for the three months ended September 30, 2017 from $192,000 for the three months ended September 30, 2016 primarily as the result of the $8.6 million increase in the average balance of borrowed funds due to increased use of short-term FHLB advances and the 50 basis points increase in the average cost of short-term FHLB advances due to rate increases in short-term borrowings and the overnight Fed Funds rate.

Net Interest Income. Net interest income increased $3.9 million or 91.5%, to $8.2 million for the three months ended September 30, 2017 compared to the prior year period as interest-earning assets increased to $841.7 million for the three months ended September 30, 2017 as compared to $466.3 million for the prior year period. The effect of the FBC merger compared to the prior year period has increased the Company’s net interest-earning assets and income for the three months ended September 30, 2017. The net interest rate spread increased to 3.73% for the three months ended September 30, 2017 from 3.55% for the three months ended September 30, 2016. Our net interest margin increased to 3.92% for the three months ended September 30, 2017 from 3.69% for the three months ended September 30, 2016.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended September 30, 2017 or for the three months ended September 30, 2016. The Company has continued to experience strong credit quality, requiring no additional provision during the quarter. Net recoveries for the three months ended September 30, 2017 were $28,000 compared to net recoveries of $25,000 for the three months ended September 30, 2016.

Management considers the allowance for loan losses at September 30, 2017 to be adequate to cover losses inherent in the loan portfolio based on an assessment of the qualitative and quantitative factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income was $936,000 for the three months ended September 30, 2017 and $669,000 for the three months ended September 30, 2016. The Bank experienced a $268,000 increase during the three months ended September 30, 2017 in fees and service charges on deposit accounts as a result of its expanded deposit base after the FBC merger. In addition the Bank experienced a $23,000 increase in gain on sale of loans held for sale as the Bank continued its efforts to originate loans for sale on a correspondent basis after the FBC merger. Income from Bank-owned life insurance (“BOLI”) also increased $98,000, or 101.0% compared to the same period in 2016. The increase in BOLI income was attributable to the additional $10.0 million of BOLI purchased in December 2016. Gain on sales of securities decreased $77,000 as no sales of securities available-for-sale occurred during the three months ended September 30, 2017 as compared to the prior year period. Other income decreased $45,000 compared to the same period in 2016, due to a $6,000 loss on the disposition of OREO versus an $18,000 gain for the same period in 2016.

Noninterest Expenses. Non-interest expenses increased $2.1 million to $6.7 million for the three months ended September 30, 2017 compared to the same period in 2016. The increase reflected an increase of $1.5 million in salaries and employee benefits expense, as a result of the increased full-time equivalents (“FTEs”) from the FBC merger. Occupancy increased $147,000, data processing increased $209,000, and all other expenses increased $265,000 for the three months ended September 30, 2017 as compared to the prior year period, all consistent with the increased size of the Company following completion of the FBC merger.

Income Tax Expense. Income taxes were $932,000 for the three months ended September 30, 2017 due to pretax income of $2.5 million at a 37.2% effective tax rate compared to an income tax expense of $129,000 for the three months ended September 30, 2016 due to the pretax income of $373,000 at a 34.6% effective tax rate. The primary reason for the increase in income tax expense was due to the increase in taxable income.

Comparison of Operating Results for the Nine Months ended September 30, 2017 and September 30, 2016

General. Net income for the nine months ended September 30, 2017 was $5.0 million compared to net income of $471,000 for the nine months ended September 30, 2016. The increase in net income was primarily due to an increase in net interest income of $11.8 million as a result of the growth in the Company’s interest earning assets, a decrease in the provision for loan losses of $350,000, and an increase in noninterest income of $674,000. The increases in revenue were partially offset by an increase in noninterest expense of $5.6 million for the nine months ended September 30, 2017 as compared to the prior year period. The increase in noninterest expense was mostly comprised of increases in compensation, occupancy, and data processing expenses due to the expanded size and footprint of the Company following the acquisition of FBC.

Interest Income. Interest income increased $13.0 million, or 95.9%, to $26.5 million for the nine months ended September 30, 2017 as compared to the prior year period, primarily as a result of a $12.1 million increase in interest income on loans. The increase in interest income resulted primarily from a $387.9 million increase in the average balance of our interest-earning assets to $837.6 million and a 21 basis points increase in the average yield on our interest-earning assets to 4.22% for the nine months ended September 30, 2017 compared to the prior year period.

Interest income on loans increased $12.1 million, or 95.7%, to $24.8 million for the nine months ended September 30, 2017 as compared to the same period in 2016. The average balance of loans increased to $692.1 million for the nine months ended September 30, 2017 from $353.2 million for the nine months ended September 30, 2016, due to the completion of the FBC Merger and organic loan growth. The Bank experienced a slight decrease in its average yield on loans which decreased one basis point to 4.78% in the nine months ended September 30, 2017, compared to the same period in 2016. The lingering low rate environment resulted in the Company experiencing the slight decrease in its average yield on loans as compared to the same period in 2016.

Interest income on investment securities increased $636,000, or 93.0%, to $1.3 million for the nine months ended September 30, 2017 as compared to the same period in 2016, mostly as a result of the average balance on investments increasing due to the completion of the FBC Merger. The average balance of investment securities increased $43.7 million to $109.8 million for the nine months ended September 30, 2017 from $66.1 million for the nine months ended September 30, 2016. The increase in the average balance of investment securities was the result of purchases of various agency mortgage back securities with specific characteristics designed to achieve improved diversification of the total portfolio’s risk profile and expected cash flow behavior under various rate scenarios. The Company also experienced a 22 basis points increase in the average yield on investment securities to 1.60% as a result of the higher yielding securities added to the portfolio in the nine months ended September 30, 2017 as compared to the same period in 2016. Additionally, the Company experienced an increase in other income of $193,000 primarily as a result of a 61 basis points increase due mostly to the rate increases in the overnight Fed Funds rate.

Interest Expense. Interest expense increased $1.2 million or 90.7%, to $2.5 million for the nine months ended September 30, 2017 from $1.3 million for the nine months ended September 30, 2016 primarily as the result of the $247.2 million increase in the average balance of interest-bearing liabilities due to the completion of the FBC Merger.

Interest expense on deposits increased $823,000, or 85.6%, to $1.8 million for the nine months ended September 30, 2017 from $962,000 for the nine months ended September 30, 2016 primarily as the result of the increase in the average balance of interest-bearing deposits from the FBC merger. The average balance of interest-bearing deposits increased by $214.7 million during the nine months ended September 30, 2017 to $524.3 million compared to the prior year period due mostly to the FBC Merger. The average cost of interest-bearing deposits remained relatively stable increasing four basis points to 0.45% for the nine months ended September 30, 2017, compared to the same period in 2016, reflecting the higher deposit rates on new money market deposits and time deposits. Competitive market pricing and the expectation of a future fed funds rate increase have pressured increased rates on new time and money market deposits.

Interest expense on borrowed funds increased $387,000, to $759,000 for the nine months ended September 30, 2017 from $372,000 for the nine months ended September 30, 2016 primarily as the result of the $28.9 million increase in the average balance of borrowed funds due to increased use of short-term FHLB advances and the 34 basis points increase in the average cost of short-term FHLB advances due to rate increases in short-term borrowings and the overnight Fed Funds rate.

Net Interest Income. Net interest income increased $11.8 million or 96.4%, to $24.0 million for the nine months ended September 30, 2017 compared to the prior year period as interest-earning assets increased to $837.6 million for the nine months ended September 30, 2017 as compared to $449.8 million for the prior year period. The effect of the FBC Merger compared to the prior year period has increased the Company’s net interest-earning assets and income for the nine months ended September 30, 2017. The net interest rate spread increased to 3.64% for the nine months ended September 30, 2017 from 3.49% for the nine months ended September 30, 2016. Our net interest margin increased to 3.81% for the nine months ended September 30, 2017 from 3.61% for the nine months ended September 30, 2016.

Provision for Loan Losses. We recorded no provision for loan losses for the nine months ended September 30, 2017 compared to a provision of $350,000 for the nine months ended September 30, 2016. The Company has continued to experience strong credit quality, requiring no additional provision during the period. Net recoveries for the nine months ended September 30, 2017 were $424,000 compared to net charge-offs of $15,000 for the nine months ended September 30, 2016.

Management considers the allowance for loan losses at September 30, 2017 to be adequate to cover losses inherent in the loan portfolio based on an assessment of the qualitative and quantitative factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income was $3.2 million for the nine months ended September 30, 2017 and $2.5 million for the nine months ended September 30, 2016. The Bank experienced a $635,000 increase during the nine months ended September 30, 2017 in fees and service charges on deposit accounts as a result of its expanded deposit base after the FBC merger. In addition the Bank experienced a $133,000 increase in gain on sale of loans held for sale as the Bank continued its efforts to originate loans for sale on a correspondent basis after the FBC Merger. Income from BOLI also increased $276,000, or 95.5% compared to the same period in 2016. The increase in BOLI income was attributable to the additional $10.0 million of BOLI purchased in December 2016. Gain on sales of securities decreased $208,000 as no sales of securities available-for-sale occurred during the nine months ended September 30, 2017 as compared to the prior year period. Gain on sale of premises decreased $563,000 from the sale-leaseback of one branch during June 2016. Other income increased $401,000 for the nine months ended September 30, 2017 compared to the same period in 2016, due to increases in wealth management fee income and from sales of the guaranteed portion of SBA loans originated by the Bank. SBA loan originations began in November 2016 as a result of the FBC Merger.

Noninterest Expenses. Non-interest expenses increased $5.6 million to $19.2 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase reflected an increase of $3.8 million in salaries and employee benefits expense, as a result of the increased FTEs from the FBC merger. Occupancy increased $414,000, data processing increased $573,000, and all other noninterest expense categories combined to increase $798,000 net for the nine months ended September 30, 2017 as compared to the prior year period, all consistent with the increased size of the Company following completion of the FBC Merger.

Income Tax Expense. Income tax expense was $2.9 million for the nine months ended September 30, 2017 due to pretax income of $7.9 million at a 36.5% effective tax rate compared to an income tax expense of $214,000 for the nine months ended September 30, 2016 due to the pretax income of $685,000 at a 31.2% effective tax rate. The primary reason for the increase in income tax expense was due to the increase in taxable income.

Asset Quality

Non-Performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and other real estate owned, totaled $1.1 million, or 0.12% of total assets, at September 30, 2017 and $323,000, or 0.03% of total assets, at December 31, 2016. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no accruing loans past due 90 days or more at September 30, 2017 or December 31, 2016.

	At September 30, 2017	At December 31, 2016
	(dollars in thousands)
Non-accrual loans:
Real estate mortgage loans:
One- to four-family residential	$784	$—
Commercial real estate and multi-family	33	117
Construction and land	180	—
Home Equity	3	—
Non-Real estate loans:		—
Commercial business loans	—	—
Consumer loans	—	36

Total non-accrual loans	$1,000	153

Non-accruing troubled debt restructured loans:
Commercial real estate and multi-family	$107	$138

Total non-performing loans	1,107	291

Other real estate owned
Land and construction	—	32

Total non-performing assets	$1,107	$323

Total accruing troubled debt restructured loans	$369	$1,278
Total non-performing loans to total loans	0.16%	0.04%
Total non-performing assets to total assets	0.12%	0.03%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the nine months ended September 30,
	2017	2016
	(dollars in thousands)
Allowance at beginning of period	$3,274	$2,511

Provision for loan losses	—	350

Charge offs:
Real estate mortgage loans:
One- to four-family residential	—	(22)
Commercial real estate and multi-family	—	(73)
Construction and land	—	—
Commercial business loans	—	(12)
Consumer loans	(10)	(3)

Total charge-offs	(10)	(110)

Recoveries:
Real estate mortgage loans:
One- to four-family residential	—	—
Commercial real estate and multi-family	338	3
Construction and land	2	—
Home Equity	31	32
Commercial business loans	61	57
Consumer loans	2	3

Total recoveries	434	95

Net (charge-offs) recoveries	424	(15)

Allowance at end of period	$3,698	$2,846

Allowance to nonperforming loans	334.1%	297.7%
Allowance to total loans outstanding at the end of the period	0.52%	0.71%
Net recoveries to average loans outstanding during the period (annualized)	0.06%	0.00%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At September 30, 2017 we had the capacity to borrow approximately $238.8 million from the Federal Home Loan Bank of Atlanta. At September 30, 2017, we had outstanding advances of approximately $48.0 million and at December 31, 2016 we had $65.0 million in outstanding advances from the Federal Home Loan Bank of Atlanta. We also have lines of credit at three financial institutions that would allow us to borrow up to $31.0 million at September 30, 2017. No credit lines at the three financial institutions were drawn upon at September 30, 2017.

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

At September 30, 2017, Sunshine Bank exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of 10.7% of adjusted total assets, which is above the required level of 5.00% to be considered “well capitalized”, common equity tier 1 capital to risk-weighted assets of 13.2%, which is above the required level of 6.50% to be considered “well capitalized”, tier 1 capital to risk-weighted assets of 13.2%, which is above the required level of 8.00% to be considered “well capitalized”, and total risk-based capital of 13.7% of risk-weighted assets, which is above the required level of 10.00% to be considered “well capitalized”. The capital conservation buffer was 5.67% exceeding the minimum of 1.25% for 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2017, we had unfunded loan commitments of $85.8 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from September 30, 2017 totaled $132.5 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for buildings and equipment, agreements with respect to borrowed funds and deposit liabilities.

Contingencies. Various legal claims can arise from time to time all of which are considered incidental to the normal conduct of business. Based on current information available, management believes that any liabilities arising from legal proceedings and other claims will not have a material adverse effect on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies

Item 4.	Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2017, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of September 30, 2017, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company as of September 30, 2017.

Litigation Relating to the Merger

On October 9, 2017, The Company received notice that a putative class action lawsuit was filed in the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough, Florida against the Company, each of the members of its board of directors and CenterState, captioned Stephen Bushansky, On Behalf of Himself and All Others Similarly Situated v. Sunshine Bancorp, Inc., Ray H. Rollyson, Jr., D. William Morrow, Joe E. Newsome, Will Weatherford, William E. Pommerening, Marion M. Smith, W.D. McGinnes, Jr., George Parmer, Kenneth H. Compton, Malcolm Robert Kirschenbaum, James T. Swann, Sal A. Nunziata, John C. Reich, Andrew S. Samuel, Dana S. Kilborne and CenterState Bank Corporation. The complaint alleges, among other things, that these persons breached their fiduciary duties in connection with the proposed CS Merger by, among other things: agreeing to an allegedly unfair price for the sale of the Company; agreeing to protection devices that the plaintiff alleges is impermissible; and approving the transaction notwithstanding alleged conflicts of interest. The complaint also alleges that CenterState aided and abetted those alleged fiduciary breaches. The plaintiff also alleges that the proxy statement/prospectus filed in connection with the CS Merger was materially incomplete and misleading. The plaintiff seeks as relief, among other things, for the court to declare that the defendants have breached their fiduciary duties; to enjoin defendants from proceeding with the CS Merger unless and until the Company provides all material information to its stockholders and adopts a procedure to obtain a merger agreement providing the best available terms; to award plaintiff fees and expenses; and to grant such other and further relief as the court deems just and proper.

The outcome of the pending and any additional future litigation is uncertain. If this case is not resolved, this lawsuit could prevent or delay completion of the CS Merger and result in substantial costs to the Company and CenterState, including any costs associated with the indemnification of directors and officers. One of the conditions to the closing of the CS Merger is that no order, injunction or decree or other legal restraint or prohibition that prevents consummating the merger, the bank merger or any of the other transactions contemplated by the Merger Agreement will be in effect. As such, if the plaintiff is successful in obtaining an injunction prohibiting the completion of the CS Merger on the agreed-upon terms, then such injunction may prevent the CS Merger from being completed, or from being completed within the expected timeframe. The defense or settlement of any lawsuit or claim that remains unresolved at the time the CS Merger is completed may adversely affect CenterState’s business, financial condition, results of operations and cash flows.

The defendants strongly believe that the lawsuit is without merit and intend to vigorously defend against the pending claims.

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

SUNSHINE BANCORP, INC.

Date: November 9, 2017	By:	/s/ Andrew S. Samuel
Andrew S. Samuel
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 9, 2017	By:	/s/ John Finley
John Finley
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)